Form 10QSB
period 2007-09-30
WATCHTOWER, INC.
filed 2007-11-13
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

OR

☐ TRANSITIONAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-144943

WATCHTOWER, INC.

Nevada	98-0523909
(state or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Watchtower, Inc.
c/o David Lubin & Associates, PLLC
26 East Hawthorne Avenue
Valley Stream, NY 11580
(Address of principal executive offices)

Phone: (888)251-3422
    (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒ No ☐

As of November 12, 2007, 12,400,000 shares of common stock, par value $0.0001 per share, were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes ☐  No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current Assets:
Cash	$49,989

Total Current Assets	49,989

Total Assets	$49,989

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Account Payable	$457

Total Current Liabilities	457

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240
Additional Paid-In Capital	54,560
Deficit Accumulated During the Development Stage	(6,268)

Total Stockholders’ Equity	49,532

Total Liabilities and Stockholders’ Equity	$49,989

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

		For the Period
	For the Three	February 20, 2007
	Months Ended	(Inception) To
	September 30, 2007	September 30, 2007

Net Revenues	$-	$-

Costs and Expenses:
Professional Fees	50	1,050
Start Up Costs	-	1,103
Other General and Administrative Expenses	4,053	4,115

Total Costs and Expenses	4,103	6,268

Net Loss	$ (4,103)	$ (6,268)

Basic and Diluted Loss Per Share	$ (0.00)	$ (0.00)

Weighted Average Basic Common Shares Outstanding	11,871,739	11,760,515

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

For the Period
February 20, 2007
(Inception) To
September 30, 2007

Cash Flows from Operating Activities:
Net Loss	$ (6,268)

Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable	457

Net Cash Used in Operating Activities	(5,811)

Cash Flows from Investing Activities:	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	80,800
Expenses of Public Offering	(25,000)

Net Cash Provided by Financing Activities	55,800

Increase in Cash	49,989

Cash – Beginning of Period	-

Cash – End of Period	$49,989

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-
Income Taxes Paid	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPTEMBER 30, 2007
(Unaudited)

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800

Common Stock Issued to Private Investors, at $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to Public Offering at $.05 Per Share, August 24, 2007	900,000	90	44,910	-	45,000

Expenses of Public Offering	-	-	(25,000)	-	(25,000)

Net Loss for the Period	-	-	-	(6,268)	(6,268)

Balance, September 30, 2007	12,400,000	$1,240	$54,560	$ (6,268)	$49,532

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 –  Organization and Basis of Presentation

Watchtower, Inc. (“the Company”) was incorporated on February 20, 2007 under the laws of the State of Nevada. The Company has selected December 31 as its fiscal year.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company intends to market and resell agricultural based bio-diesel fuels. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $4,103 for the three months ended September 30, 2007 and a net loss of $6,268 for the period February 20, 2007 (inception) to September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. The Company has raised net proceeds of approximately $20,000 through an offering of its common stock during the quarter ended September 30, 2007. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Policies

Cash and Cash Equivalents

The Company considers all highly-liquid investments purchased with a maturity of three months or less to be cash equivalents.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Summary of Significant Accounting Policies (Continued)

Revenue Recognition

The Company utilizes the accrual method of accounting.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period ended September 30, 2007.

Income Taxes

The Company accounts for income taxes using the asset and liability method described in SFAS No. 109, “Accounting For Income Taxes”, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled. A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Loss Per Share

The computation of loss per share is based on the weighted average number of common shares outstanding during the period presented. Diluted loss per common share is the same as basic loss per common share as there are no potentially dilutive securities outstanding (options and warrants).

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the period ended September 30, 2007.

Accounting Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reported period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The carrying value of cash and accounts payable approximates fair value because of the immediate or short-term maturity of these financial instruments.

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period ended September 30, 2007.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Recently Issued Accounting Pronouncements

SAB 108

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108). SAB 108 was issued in order to eliminate the diversity in practice surrounding how public companies quantify financial statement misstatements. SAB 108 requirements that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The Company has considered the SAB 108 to be not material.

SFAS 157

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS 157). SFAS 157 provides a common definition of fair value and establishes a framework to make the measurement of fair value in generally accepted accounting principles more consistent and comparable. SFAS 157 also requires expanded disclosures to provide information about the extent to which fair value is used to measure assets and liabilities, the methods and assumptions used to measure fair value, and the effect of fair value measures on earnings. SFAS 157 is effective for the Company’s year end 2008, although early adoption is permitted. The Company has considered SFAS 157 to be not material.

NOTE 3 - Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock valued at $800 to the Founders of the Company for services.

In April 2007 the Company sold 3,500,000 shares of common stock for $35,000 to private investors.

On August 24, 2007 the Company sold 900,000 shares of common stock pursuant to its public offering for gross proceeds of $45,000. Expenses of the public offering amounted to $25,000.

Note 4 - Preferred Stock

The Company’s Board of Directors may, without further action by the Company’s stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-QSB, references to the “Watchtower,” “Company,” ”we,” “our” or “us” refer to Watchtower, Inc., unless the context otherwise indicates.

This Management’s Discussion and Analysis or Plan of Operations should be read in conjunction with the financial statements and the notes thereto.

Forward-Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 (Registration No. 333-144943) filed with the Securities and Exchange Commission (the “SEC”) on July 27, 2007, as amended on August 1, 2007 and August 7, 2007 (the “Registration Statement”). Except as required under the federal securities laws and the rules and regulations of the Securities and Exchange Commission, we do not have any intention or obligation to update publicly any forward-looking statements or risk factors included herein, whether as a result of new information, future events, changes in assumptions or otherwise.

Overview

Watchtower was incorporated on February 20, 2007 under the laws of the State of Nevada. We have not generated any revenue to date and our operations have been limited to organizational, start-up, and fund raising activities. We are focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intend to market and resell agricultural based bio-diesel fuels. Bio-diesel is fuel made from vegetable oils or animal fats which can be used in existing diesel engines. Our goal is to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States.

Our objective is to purchase agri-diesel from foreign producers and ship the fuel to the United States. There, the company will store the fuel and ultimately sell and ship to the entire continental United States. Ultimately our goal is to become an industry leader in the marketing and reselling of agri-biodiesel fuels in the United States.

In April 2007, we raised an aggregate of $35,000 from 39 investors in a private placement. These funds were used by us primarily in connection with the preparation of out Registration Statement relating to (i) the resale of 3,500,000 shares of our common stock, par value $0.0001 per share which were issued and outstanding and offered and sold by the holders thereof, and (ii) the sale of up to 5,000,000 shares of common stock, par value $0.0001 per share, to be offered and sold by us. The 5,000,000 shares offered by the Company were offered and sold at a price of $0.05 per share on a "best efforts basis" by our directors and officers.

 On August 24, 2007, we concluded and terminated our public offering held in accordance with the Registration Statement on Form SB-2, which was declared effective by the SEC on August 20, 2007. Although pursuant to the Registration Statement the offering could have remained open for as long as 180 business days after the date of the prospectus, we terminated the offering because we believed that additional funds would not have been raised pursuant to the offering. Prior to the conclusion of the offering, the Company had sold to 9 persons an aggregate of 900,000 shares of its common stock for a purchase price of $0.05 per share, amounting in the aggregate to $45,000. We incurred expenses of $25,000 in connection with this offering.

We currently have no employees other than our officers, who are also our directors.

Plan of Operation

Our products are intended to be utilized as an alternative fuel or as an additive to traditional fuel to the entire U.S. population. Consequently it our goal to have our fuel be easy to obtain and competitively priced to our target market. For the goals to be realized, a comprehensive business plan must be established, a qualified management team must be retained, strong supplier relationships must be established, shipping contracts secured, storage facilities leased and delivery to end reseller procured. Additionally, a substantial marketing plan would have to be developed. As this would require considerable time and financial resources, we intend to approach these goals in an incremental fashion. Over the course of the next twelve month period we plan to do the following:

•
Phase I - Over the course of a twelve month period we plan to focus our efforts on the development of a comprehensive business and marketing plan to assist us with a successful entry into the agri-diesel market place. We recognize that our current management and Board of Directors do not have sufficient business planning experience to create and execute an effective business plan. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena. Additionally, we will utilize this time period to actively seek out qualified individuals who can assume key management positions to assist the company in attaining its’ stated goals.

•	Phase II -

A) Establish Supplier Relationships - Bio-diesel fuels are produced in many different countries spanning the globe. These areas include Malaysia, Asia, South America and Europe. In order to be able to meet the demands of the U.S. market, it will be imperative that we establish strong supplier relations from various regions of the world. This will allow us to meet demand as well as mitigate any minor supply issues that are sure to arise from time to time for any number of reasons including climate and/or political issues. Suppliers will be identified and selected based on the quality of their product, volume capacity and ability to deliver the product in a timely fashion. As bio-diesel grows as an industry, we expect the need to constantly monitor new suppliers that will appear on the market to ensure our competitiveness in the industry.

B) Secure Distribution- Distribution of bio-diesel is complex due to the many challenges that the industry faces. Shipping the fuel to the U.S. is the first leg of the journey. Once the fuel is in the U.S. it must be stored at a facility until arrangements can be made to distribute the fuel to the reseller by rail, water or road. As fuel storage facilities are limited, it is imperative for us to obtain agreements with storage facilities in the various port cities that have fuel storage facilities. Once storage facilities are procured, distribution to the reseller by rail, water or road must be arranged. Each delivery method has challenging issues that must be anticipated. Rail challenges include a limited number of railcars and high incidence of service delays by the railways. Barge resources and increased security at U.S. ports are issued that must be navigated and due to the weight of the fuel, truck capacity is limited. Due to the limitations of each transportation mode, it is necessary to utilize all three to optimization.

•
Phase III - Marketing- Once the agri-diesel has been obtained from the supplier and shipped to the U.S. it will be sold and delivered to two distinct groups, users and resellers of agri-diesel fuels. We will first attempt to form agreements with blue chip customers. These are generally customers that can guarantee a significant need for agri-diesel fuel. This would include various major cruise lines, maritime fueling companies and other large industry users of fuel. By obtaining these relationships we hope to build a solid base of loyal business clientele. In addition to business clientele, we hope to forge relationships with branded and unbranded fuel resellers. As agri-diesel can be blended with petroleum fuel on any level without engine modification, our aim is to provide the agri-fuel as a cost benefit to the resellers by allowing them to sell additional fuel at a cheaper cost. Establishing these relationships are vital to our success.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2007 reflects cash assets in the amount of $49,989. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

We do not have sufficient resources to effectuate our business. We expect to incur a minimum of $100,000 in expenses during the next twelve months of operations. We estimate that this will be comprised mostly of professional fees including; $25,000 towards procurement of office facilities and equipment, $15,000 towards the procurement of marketing materials and website, $10,000 towards the planning of a comprehensive marketing campaign and $15,000 towards travel expenses. Additionally, $35,000 will be needed for general overhead expenses such as for salaries, corporate legal and accounting fees, office overhead and general working capital. Accordingly, we will have to raise the funds to pay for these expenses.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

We incurred a net loss of $4,103 during the quarter ended September 30, 3007.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $4,103 for the quarter ended September 30, 2007 and a net loss of $6,268 for the period of February 20, 2007 (inception) to September 30, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending September 30, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in our Registration Statement on Form SB-2 (Registration No. 333-144943) for the period ending June 30, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive and financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) within the end of the period covered by this Quarterly Report on Form 10-QSB and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive and financial officer.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Use of Proceeds

On August 24, 2007, we concluded and terminated our public offering held in accordance with the Registration Statement filed on Form SB-2 (Registration No. 333-144943), which was declared effective by the SEC on August 20, 2007. Although pursuant to the Registration Statement the offering could have remained open for as long as 180 business days after the date of the prospectus, we terminated the offering because we believed that additional funds would not have been raised pursuant to the offering. Prior to the conclusion of the offering, the Company had sold to 9 persons an aggregate of 900,000 shares of its common stock for a purchase price of $0.05 per share, amounting in aggregate to $45,000. We incurred expenses of $25,000 in connection with this offering. The net proceeds of the offering will be used for working capital.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2007.

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certification of Yisroel Guttfreund (Attached Hereto)

32.1	Section 1350 Certifications (Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 12, 2007

WATCHTOWER, INC.

	By:	/s/ Yisroel Guttfreund
	Name:	Yisroel Guttfreund
	Title:	President and Chief Executive Officer, Chairman,
and Director (Principal Executive, Financial, and
Accounting Officer)