Form 10-K
period 2007-12-31
WATCHTOWER, INC.
filed 2008-02-29
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________________.

Commission File Number: 333-144943

WATCHTOWER, INC.
(Exact name of registrant as specified in its charter)

Nevada	98-0523909
(State or other jurisdiction of incorporation)	(IRS Employer Identification No.)

410 Park Avenue, 15th Floor, New York, NY 10022
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (888) 251-3422

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently computed second fiscal quarter. $220,000 based upon $0.05 per share which was the last price at which the common equity was sold, since there is no public bid or ask price.

The number of shares of the issuer’s common stock issued and outstanding as of February 28, 2008 was 12,400,000 shares.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,” the “Registrant,” “we,” “our” or “us” refer to Watchtower, Inc., unless the context otherwise indicates.

Forward-Looking Statements

This Report contains forward-looking statements. For this purpose, any statements contained in this Report that are not statements of historical fact may be deemed to be forward-looking statements. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management, and other matters. You can identify forward-looking statements by those that are not historical in nature, particularly those that use terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “contemplates,” “estimates,” “believes,” “plans,” “projected,” “predicts,” “potential,” or “continue” or the negative of these similar terms. The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking information to encourage companies to provide prospective information about themselves without fear of litigation so long as that information is identified as forward-looking and is accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those projected in the information.

These forward-looking statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In evaluating these forward-looking statements, you should consider various factors, including the following: (a) those risks and uncertainties related to general economic conditions, (b) whether we are able to manage our planned growth efficiently and operate profitable operations, (c) whether we are able to generate sufficient revenues or obtain financing to sustain and grow our operations, (d) whether we are able to successfully fulfill our primary requirements for cash, which are explained below under “Liquidity and Capital Resources”. We assume no obligation to update forward-looking statements, except as otherwise required under the applicable federal securities laws.

Corporate Background

We were incorporated in the State of Nevada on February 20, 2007 and are a development stage company. We have not generated any revenue to date, and our operations have been limited to organizational, start-up, and fund raising activities.

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

On August 24, 2007, the Company concluded and terminated its public offering held in accordance with the Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission (the “SEC”) on August 20, 2007. Although pursuant to the Registration Statement the offering could have remained open for as long as 180 business days after the date of the prospectus, the Company terminated the offering because it believed that additional funds would not have been raised pursuant to the offering. Prior to the conclusion of the offering, the Company had sold to 9 persons an aggregate of 900,000 shares of its common stock for a purchase price of $0.05 per share (amounting in the aggregate to $45,000.00). We incurred expenses of $25,000 in connection with this offering. The net proceeds of the offering are being used for working capital. No proceeds were received by the Company for the resales of our common stock by existing shareholders.

Business Overview

The Company is focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intend to market and resell agricultural based bio-diesel fuels. Bio-diesel is fuel made from vegetable oils or animal fats which can be used in existing diesel engines, such as Ethanol. Our goal is to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States.

Our Business Strategy

We are focused on the market for renewable and environmentally sustainable energy and intend on becoming involved in agricultural based biodiesel (agri-biodiesel) fuels. Our goal is to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States.

Agri-biodiesel is defined as “being made from virgin oils derived from agricultural products and animal fats”. Agri-diesel is commonly made out of palm, soybeans, grapeseed, and yellow grease. Agri-biodiesel fuel offers many benefits over traditional petroleum based oil. One of the major benefits of agri-diesel fuel is that its’ use will reduce dependence on oil from unstable geopolitical regions. Additionally, as agri-diesel is non toxic, bio degradable, safe and easy to transport and store it will have a positive impact on the local and global environment. Agri-diesel can be blended with petroleum-based diesel in any ratio without the need for engine modifications. Accordingly, it is likely that agri-diesel will help to reduce engine wear.

Recent U.S. public policy has mandated an increase in use of biodiesel fuels as witnessed by the passing of the Energy Policy Act of 2005. This Act is designed to make biodiesel price competitive with petroleum diesel in the U.S. as quickly as possible. This is accomplished with an offering by the U.S. government of a $1.00 per gallon tax credit for agri-biodiesel fuel and other forms of biodiesel are eligible for a $0.50 per gallon tax credit. These tax credits are valid through December 31, 2008. The tax credit is eligible to blenders and distributors of biodiesel. The tax credit is independent of the tax status of the entity filing the claim and refunds are designed to be paid within 20 days of blending. Agri-diesel offers biotechnology benefits as well. By creating faster maturing and higher yielding plants that are optimized for local climates and pest resistance, the industry is maturing and should be able to increase production. This along with the steps taken by the U.S. government will aid greatly in weaning dependency on petroleum based fuels.

Our Business Objectives

Our objective is to purchase agri-diesel from foreign producers and ship the fuel to the United States. There, the Company will store the fuel and sell and ship to the entire continental United States. Ultimately the Company’s goal is to become an industry leader in the marketing and reselling of agri-biodiesel fuels in the United States.

Product Development

Our products are intended to be utilized as an alternative fuel or as an additive to traditional fuel for the entire U.S. population. Consequently it our goal to have our fuel be easy to obtain and competitively priced to our target market. For our goals to be realized, a comprehensive business plan must be established, a qualified management team must be retained, strong supplier relationships must be established, shipping contracts secured, storage facilities leased and delivery to end reseller procured. Additionally, a substantial marketing plan would have to be developed. As this would require considerable time and financial resources, we intend to approach these goals in an incremental fashion.

●
Phase I - Over the course of the next twelve months we plan to focus our efforts on the development of a comprehensive business and marketing plan to assist us with a successful entry into the agri-biodiesel market place. We recognize that our current management and Board of Directors do not have sufficient business planning experience to create and execute an effective business plan. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena. Additionally, we will utilize this time period to actively seek out qualified individuals who can assume key management positions to assist the Company in attaining its’ stated goals.

●	Phase II –

A) Establish Supplier Relationships - Bio-diesel fuels are produced in many different countries spanning the globe. These areas include Malaysia, Asia, South America and Europe. In order to be able to meet the voracious demands of the U.S. population, it will be imperative that we establish strong supplier relations from various regions of the world. This will allow us to meet demand as well as mitigate any minor supply issues that are sure to arise from time to time for any number of reasons including climate and/or political issues. Suppliers will be identified and selected based upon the quality of their product, volume capacity and ability to deliver the product in a timely fashion. As bio-diesel grows as an industry, we expect the need to constantly monitor new suppliers that will appear on the market to ensure our competitiveness in the industry.

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

●
Phase III – Marketing- Once the agri-diesel has been obtained from the supplier and shipped to the U.S. it will be sold and delivered to two distinct groups, users and resellers of agri-diesel fuels. We will first attempt to form agreements with blue chip customers. These are generally customers that can guarantee a significant need for agri-diesel fuel. This would include various major cruise lines, maritime fueling companies and other large industry users of fuel. By obtaining these relationships we hope to build a solid base of loyal business clientele. In addition to business clientele, we hope to forge relationships with branded and unbranded fuel resellers. As agri-diesel can be blended with petroleum fuel on any level without engine modification, our aim is to provide the agri-fuel as a cost benefit to the resellers by allowing them to sell additional fuel at a cheaper cost. Establishing these relationships are vital to our success.

Governmental Regulation

Our business is subject to extensive and frequently changing federal, state and local laws and regulations relating to the protection of the environment. These laws, their underlying regulatory requirements and their enforcement, some of which are described below, impact, or may impact, our existing and proposed business operations by imposing:

-	restrictions on our existing and proposed business operations and/or the need to install enhanced or additional controls;

-	the need to obtain and comply with permits and authorizations;

-
liability for exceeding applicable permit limits or legal requirements, in certain cases for the remediation of contaminated soil and groundwater at our facilities, contiguous and adjacent properties and other properties owned and/or operated by third parties; and

-	specifications for the ethanol we market and produce.

In addition, some of the governmental regulations to which we are subject are helpful to our ethanol marketing and production business. The ethanol fuel industry is greatly dependent upon tax policies and environmental regulations that favor the use of ethanol in motor fuel blends in North America. Some of the governmental regulations applicable to our ethanol marketing business are briefly described below.

Federal Excise Tax Exemption

Ethanol blends have been either wholly or partially exempt from the federal excise tax on gasoline since 1978. The exemption has ranged from $0.04 to $0.06 per gallon of gasoline during that 25-year period. The current federal excise tax on gasoline is $0.184 per gallon, and is paid at the terminal by refiners and marketers. If the fuel is blended with ethanol, the blender may claim a $0.51 per gallon tax credit for each gallon of ethanol used in the mixture. The federal excise tax exemption was revised and its expiration date was extended for the sixth time since its inception as part of the American Jobs Creation Act of 2004. The new expiration date of the federal excise tax exemption is December 31, 2010. We believe that it is highly likely that this tax incentive will be extended beyond 2010 if Congress deems it necessary for the continued growth and prosperity of the ethanol industry.

Clean Air Act Amendments of 1990

In November 1990, a comprehensive amendment to the Clean Air Act of 1977 established a series of requirements and restrictions for gasoline content designed to reduce air pollution in identified problem areas of the United States. The two principal components affecting motor fuel content are the oxygenated fuels program, which is administered by states under federal guidelines, and a federally supervised Reformulated Gasoline Program (“RFG”).

Oxygenated Fuels Program

Federal law requires the sale of oxygenated fuels in certain carbon monoxide non-attainment Metropolitan Statistical Area (“MSAs”) during at least four winter months, typically November through February. Any additional MSAs not in compliance for a period of two consecutive years in subsequent years may also be included in the program. The EPA Administrator is afforded flexibility in requiring a shorter or longer period of use depending upon available supplies of oxygenated fuels or the level of non-attainment. This law currently affects the Los Angeles area, where over 150 million gallons of ethanol are blended with gasoline each winter.

Reformulated Gasoline Program

The Clean Air Act Amendments of 1990 established special standards effective January 1, 1995 for the most polluted ozone non-attainment areas: Los Angeles Area, Baltimore, Chicago Area, Houston Area, Milwaukee Area, New York City Area, Hartford, Philadelphia Area and San Diego, with provisions to add other areas in the future if conditions warrant. At the outset of the RFG there were a total of 96 MSAs not in compliance with clean air standards for ozone, which currently represents approximately 60% of the national market.

The RFG program also includes a provision that allows individual states to “opt into” the federal program by request of the governor, to adopt standards promulgated by California that are stricter than federal standards, or to offer alternative programs designed to reduce ozone levels. Nearly all of the Northeast and middle Atlantic areas from Washington, D.C., to Boston not under the federal mandate have “opted into” the federal standards.

These state mandates in recent years have created a variety of gasoline grades to meet different regional environmental requirements. RFG accounts for about 30% of nationwide gasoline consumption. California refiners blend a minimum of 2.0% oxygen by weight. This is the equivalent of 5.7% ethanol in every gallon of gas, or roughly 1.0 billion gallons of ethanol per year in California alone.

National Energy Legislation

The Energy Policy Act of 2005 was signed into law by President Bush in August 2005. The Energy Policy Act of 2005 substituted the then existing oxygenation program in the RFG program with the Renewable Fuel Standard (“RFS”). The RFS sets a minimum amount of renewable fuels that must be used by fuel refiners. Beginning in 2006, the minimum amount of renewable fuels that must be used by fuel refiners is 4.0 billion gallons, which increases progressively to 7.5 billion gallons in 2012. While we believe that the overall national market for ethanol will grow, we also believe that the market for ethanol in certain geographic areas such as California could experience either increases or decreases in demand depending on the preferences of petroleum refiners and state policies. See “Risk Factors.”

State Energy Legislation and Regulations

State energy legislation and regulations may affect the demand for ethanol. California recently passed legislation regulating the total emissions of CO 2 from vehicles and other sources. In 2006, the State of Washington passed a statewide renewable fuel standard effective December 1, 2008. We believe other states may also enact their own renewable fuel standards.

On January 18, 2007, California’s Governor signed an executive order directing the California Air Resource Board, or CARB, to implement a Low Carbon Fuels Standard for transportation fuels. The Governor’s office estimates that the standard will have the effect of increasing current renewable fuels use in California by three to five times by the year 2020.

Additional Environmental Regulations

In addition to the governmental regulations applicable to the ethanol marketing and production industries described above, our business is subject to additional federal, state and local environmental regulations, including regulations established by the EPA, the California Air Quality Management District, the San Joaquin Valley Air Pollution Control District and the CARB. We cannot predict the manner or extent to which these regulations will harm or help our business or the ethanol production and marketing industry in general.

Competition

The bio-fuel industry is highly competitive. The products we plan to introduce will encounter strong competition from many other companies, including many with greater financial resources than ours.

As the bio-fuel market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Our competitors include:

1.
Pacific Ethanol, Inc. - produces and markets renewable fuels in the western United States. It produces and sells ethanol, and provides transportation, storage, and delivery services through third-party service providers in the western United States, primarily in California, Nevada, Arizona, Washington, Oregon, and Colorado. The company’s co-products include wet distillers grain (WDG). It sells ethanol to gasoline refining and distribution companies, and WDG to dairy operators and animal feed distributors. Pacific Ethanol was founded in 2003 and is headquartered in Sacramento, California.

2.
US BioEnergy Corporation - engages in the production and marketing of ethanol and distillers grains. It also provides facilities management and marketing services to third-party ethanol producers. The company sells ethanol to refining and marketing companies, and sells distillers grains to livestock operators in the United States. In addition, it has interests in Provista, an ethanol and biodiesel marketing joint venture. US BioEnergy was founded in 2004 and is headquartered in Brookings, South Dakota.

3.
Allegro Biodiesel Corporation engages in the production of biodiesel fuel, as well as in the development of biodiesel facilities in the United States. It owns and operates a biodiesel production facility in Pollock, Louisiana, which uses renewable agricultural-based feedstock, primarily soybean oil, to produce biodiesel fuel. The company sells its biodiesel fuel to regional wholesale bulk fuel distributors. Allegro Biodiesel Corporation was founded in 1990 and is based in Los Angeles, California.

Employees

We have no full time employees at this time. All functions, including development, strategy, negotiations and clerical are currently being provided on a voluntary basis by our two officers.

Item 1A. Risk Factors

An investment in our common stock involves a high degree of risk. You should carefully consider the following factors and other information in this prospectus before deciding to invest in our company. If any of the following risks actually occur, our business, financial condition, results of operations and prospects for growth would likely suffer. As a result, you could lose all or part of your investment.

Risks Factors Relating to Our Company

We are a development stage company with no operating history and may never be able to effectuate our business plan or achieve any revenues or profitability; at this stage of our business, even with our good faith efforts, potential investors have a high probability of losing their entire investment.

We are subject to all of the risks inherent in the establishment of a new business enterprise. Watchtower, Inc. was established on February 20, 2007. Although we have begun initial investigations into the alternative energy sector, specifically with biodiesel, we may not be able to successfully effectuate our business. There can be no assurance that we will ever achieve any revenues or profitability. The revenue and income potential of our proposed business and operations is unproven, and the lack of operating history makes it difficult to evaluate the future prospects of our business. We have not generated any revenues to date. Accordingly, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered in establishing a new business, and our Company is a highly speculative venture involving significant financial risk.

We expect losses in the future because we have no revenue to offset losses.

As we have no current revenue, we are expecting losses over the next 12 months because we do not yet have any revenues to offset the expenses associated with the development and implementation of our marketing plan. We cannot guarantee that we will ever be successful in generating revenues in the future. We recognize that if we are unable to generate revenues, we will not be able to earn profits or continue operations.

There is no history upon which to base any assumption as to the likelihood that we will prove successful, and we can provide investors with no assurance that we will generate any operating revenues or ever achieve profitable operations.

We have a going concern opinion from our auditors, indicating the possibility that we may not be able to continue to operate.

We have not yet established an ongoing source of revenues sufficient to cover our operating costs to allow us to continue as a going concern. Furthermore, we incurred a net loss of $15,202 from inception to December 31, 2007 and anticipate generating losses over the next 12 months. These factors raise substantial doubt that we will be able to continue operations as a going concern, and our independent auditors included an explanatory paragraph regarding this uncertainty in their report on our financial statements for the period February 20, 2007 (inception) to December 31, 2007. Our ability to continue as a going concern is dependent upon our generating cash flow sufficient to fund operations and reducing operating expenses. Our business strategy may not be successful in addressing these issues. If we cannot continue as a going concern, our stockholders may lose their entire investment in us.

The biofuels industry in the United States is currently dependent upon tax policies and environmental regulations that favor the use of biofuels in motor fuel blends. A change in these government policies favorable to biodiesel may cause demand for biodiesel to decline, and thus negatively impact our prospects for achieving revenues or profitability.

Growth and demand for biodiesel may be driven primarily by federal and state government policies, such as the federal excise tax credit (which expires December 31, 2008) and the national renewable fuels standard. The continuation of these policies is uncertain, which means that demand for biodiesel may decline if these policies change or are discontinued. In addition, a significant long-term fall in the rate of excise or duties levied on petrodiesel would impact upon the competitiveness and viability of biodiesel. A decrease in the demand for biofuel that may result from such regulatory changes would negatively impact our prospects for achieving revenues or profitability. As a result, we may not be able to achieve revenues and profitability and you may lose your entire investment in us.

As importers and distributors, we depend on others for sales of our products, which may place us at a competitive disadvantage and reduce profitability.

We expect that our products will be supplied to us by third party suppliers. We have not entered into any agreements with such suppliers. Changes in our relationships with these suppliers, shortages, production delays, or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely provide our products and secure sales. It is possible that notwithstanding the relationship between our suppliers and our Company, our suppliers may not be able to fulfill their obligations to us. Delays or technical problems with the product may cause our customers to cease ordering our products. If we cannot obtain an adequate supply of products, this could result in a decrease in our sales and earnings.

We do not employ sales agents and will rely on third parties to sell and market our products, which may place us at a competitive disadvantage.

We expect to hire third-party marketing firms to market some or all of the biodiesel we plan to sell. As a result, we expect to be dependent on any biodiesel broker that we engage. There is no assurance that we will be able to enter into contracts with any biodiesel broker on terms that are favorable to us. If the biodiesel broker breaches the contract or does not have the ability, for financial or other reasons, to market all of the biodiesel we procure, we may not have any readily available means to sell product. Our lack of a sales force and reliance on third parties to sell and market our products may place us at a competitive disadvantage. Our failure to sell our biodiesel products may result in less income from sales, reducing the prospects our revenue stream.

Our lack of business diversification could have a negative impact on our financial performance if we do not generate revenue from our primary products or such revenues decrease.

We expect that our business will consist of the sale of biodiesel fuels. We currently have no other lines of business or other sources of revenue. Our lack of business diversification could cause us to be unable to generate revenues by the sale of biodiesel since we do not have any other lines of business or alternative revenue sources.

Since our officers work or consult for other companies, their other such activities could slow down our operations.

Our officers and directors are not required to work exclusively for us and do not devote all of their time to our operations. Therefore, it is possible that a conflict of interest with regard to their time may arise based on their employment for other companies. Their other activities may prevent them from devoting full-time to our operations which could slow our operations and may reduce our financial results because of the slow down in operations. It is expected that each of our directors will devote between 5 and 30 hours per week to our operations on an ongoing basis, and will devote whole days and even multiple days at a stretch when required.

As our two officers, Mr. Yisroel Guttfreund and Mr. Yechezkel Klohr, have no training or experience in the commercial reselling of bio-fuel products, we will have to hire qualified consultants. If we cannot locate qualified consultants, we may have to suspend or cease operations which will result in the loss of your investment.

As neither of our executive officers have any training or experience in the commercial reselling of bio-fuel products, we will have to hire qualified consultants to perform the various necessary tasks. Additionally, due to their lack of experience, our executive officers may make wrong decisions and choices regarding the company’s marketing strategy and may not take into account standard managerial approaches which such companies commonly use. Consequently our operations, earnings and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry. As a result we may have to suspend or cease operations which will result in the loss of your investment.

If we are unable to obtain additional funding, our business operations will be harmed. Even if we do obtain additional financing our then existing shareholders may suffer substantial dilution.

We will require additional funds to operate our business, develop a marketing program and address all necessary infrastructure concerns. We anticipate that we will require a minimum of $100,000 to fund our continued operations over the next twelve months. While we raised gross proceeds of $45,000 through our public offering after the registration statement, we believe such amount is not enough to effectuate the Company’s business plan over the next twelve months. Accordingly, additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. The inability to raise the required capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain necessary financing, we will likely be required to curtail our development plans which could cause the company to become dormant. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We may not be able to compete with current and potential bio-fuel resellers, some of whom have greater resources and experience than we do.

The bio-fuel market is intensely competitive and subject to rapid change. We do not have the resources to compete with our existing competitors or with any new competitors. We compete with many alternative fuel companies which have significantly greater personnel, financial and managerial resources than we do. This competition from other companies with greater resources and reputations may result in our failure to maintain or expand our business.

Our two principal stockholders, who are our officers and directors, own a controlling interest in our voting stock. Therefore investors will not have any voice in our management, which could result in decisions adverse to our general shareholders.

Our officers and directors, in the aggregate, beneficially own approximately or have the right to vote 69% of our outstanding common stock. As a result, these stockholders, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval including:

•  election of our board of directors;
•  removal of any of our directors;
•  amendment of our Articles of Incorporation or bylaws; and
•  adoption of measures that could delay or prevent a change in control or impede a merger, takeover or other business combination involving us.

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. In addition, the future prospect of sales of significant amounts of shares held by our directors and executive officers, could affect the market price of our common stock if the marketplace does not orderly adjust to the increase in shares in the market and the value of your investment in the company may decrease. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

Risks Related to the Biodiesel Industry

Our financial performance will be dependent on prices for soybean oil and other agri-biodiesel products which are subject to and determined by market forces outside our control. An increase in the prices for these input commodities will materially affect our ability to operate at a profit.

Our results of operations and financial condition will be significantly affected by the cost and supply of soybean oil and other alternative feedstocks. We expect that the cost of acquiring soybean oil will be our single largest expense. The price of soybean oil or other feedstocks is influenced by weather conditions and other factors affecting crop yields, farmer planting decisions, the output and proximity of soybean crush facilities, and general economic, market and regulatory factors. These factors include government policies and subsidies with respect to agriculture and international trade, and global and local demand and supply. The significance and relative effect of these factors on the price of soybean oil is difficult to predict. Any event that tends to negatively affect the supply of soybean oil, such as adverse weather or crop disease, could increase soybean oil prices and potentially harm our business. In addition, we may also have difficulty, from time to time, in sourcing soybean oil on economical terms due to supply shortages. Such a shortage could require us to suspend operations until soybean oil is available at economical terms, which would have a material adverse effect on our business, results of operations and financial position. The price we pay for soybean oil from a facility could increase if an additional biodiesel production facility is built in the same general vicinity.

The availability and price of soybean oil will significantly influence our financial performance. We may purchase soybean oil in the cash market and hedge soybean oil price risk through futures contracts and options to reduce short-term exposure to price fluctuations. There is no assurance that our hedging activities will successfully reduce the risk caused by price fluctuation which may leave us vulnerable to high soybean oil prices. Hedging activities themselves can result in costs because price movements in soybean oil contracts are highly volatile and are influenced by many factors that are beyond our control.

Declines in the prices of biodiesel will have a significant negative impact on our financial performance.

Our revenues will be greatly affected by the price at which we can sell our biodiesel. These prices can be volatile as a result of a number of factors. These factors include the overall supply and demand, the price of diesel fuel, level of government support, and the availability and price of competing products. United States biodiesel prices generally parallel the movement of petroleum oil prices. Oil prices are difficult to forecast because the market reflects the global economy, which is subject to political upheaval, natural disasters, and a myriad of other factors. Even the slightest rumor of political instability can significantly affect the price of oil. Further, exchange rates play a key role in domestic oil pricing. Any lowering of diesel prices will likely also lead to lower prices for biodiesel, which may decrease our biodiesel sales and reduce revenues.

As domestic biodiesel production comes to grow, biodiesel prices may decline which could significantly reduce sales.

The number of biodiesel plants being developed and constructed in the United States is increasing at a rapid pace. The passage of the Energy Policy Act of 2005 included a renewable fuels mandate that we expect will further increase the number of domestic biodiesel production facilities. If the demand for biodiesel does not grow at the same pace as increases in supply, we would expect the price for biodiesel to decline. Declining biodiesel prices will result in lower revenues and may reduce or eliminate profits.

Risks Relating to Our Common Shares

We may, in the future, issue additional common shares, which would reduce investors’ percent of ownership and may dilute our share value.

Our Articles of Incorporation authorize the issuance of 500,000,000 shares of common stock and 5,000,000 shares of preferred stock. The future issuance of common stock may result in substantial dilution in the percentage of our common stock held by our then existing shareholders. We may value any common stock issued in the future on an arbitrary basis. The issuance of common stock for future services or acquisitions or other corporate actions may have the effect of diluting the value of the shares held by our investors, and might have an adverse effect on any trading market for our common stock.

Our common shares are subject to the "Penny Stock" Rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

• that a broker or dealer approve a person's account for transactions in penny stocks; and
• the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•  obtain financial information and investment experience objectives of the person; and
•  make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•  sets forth the basis on which the broker or dealer made the suitability determination; and
•  that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common shares and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

There is no current active trading market for our securities and if an active trading market does not develop, purchasers of our securities may have difficulty selling their shares.

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 18, 2007 under the ticker symbol WTWR. There has been no active trading in the Company’s securities and an active trading market in our securities may not develop or, if developed, may not be sustained. If for any reason our common stock is delisted from the Over the Counter Bulletin Board, or an active public trading market does not otherwise develop, purchasers of the shares may have difficulty selling their common stock should they desire to do so.

State securities laws may limit secondary trading, which may restrict the states in which and conditions under which you can sell the shares offered by this prospectus.

Secondary trading in common stock sold in this offering will not be possible in any state until the common stock is qualified for sale under the applicable securities laws of the state or there is confirmation that an exemption, such as listing in certain recognized securities manuals, is available for secondary trading in the state. If we fail to register or qualify, or to obtain or verify an exemption for the secondary trading of, the common stock in any particular state, the common stock could not be offered or sold to, or purchased by, a resident of that state. In the event that a significant number of states refuse to permit secondary trading in our common stock, the liquidity for the common stock could be significantly impacted thus causing you to realize a loss on your investment.

Because we do not intend to pay any cash dividends on our common stock, our stockholders will not be able to receive a return on their shares unless they sell them.

We intend to retain any future earnings to finance the development and expansion of our business. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Unless we pay dividends, our stockholders will not be able to receive a return on their shares unless they sell them.

We may issue shares of preferred stock in the future that may adversely impact your rights as holders of our common stock.

Our Certificate of Incorporation authorizes us to issue up to 5,000,000 shares of “blank check” preferred stock. Accordingly, our board of directors will have the authority to fix and determine the relative rights and preferences of preferred shares, as well as the authority to issue such shares, without further stockholder approval. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders preferred rights to our assets upon liquidation, the right to receive dividends before dividends are declared to holders of our common stock, and the right to the redemption of such preferred shares, together with a premium, prior to the redemption of the common stock. To the extent that we do issue such additional shares of preferred stock, your rights as holders of common stock could be impaired thereby, including, without limitation, dilution of your ownership interests in us. In addition, shares of preferred stock could be issued with terms calculated to delay or prevent a change in control or make removal of management more difficult, which may not be in your interest as holders of common stock

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We currently maintain our corporate offices at 410 Park Avenue, 15th Floor, New York, NY 10022. We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

Item 3.  Legal Proceedings.

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

Item 4. Submission of Matters to a Vote of Security Holders.

During the period ending December 31, 2007, there has not been any matter which was submitted to a vote of the Company’s shareholders through the solicitation of proxies or otherwise.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been eligible to be traded on the Over-The-Counter Bulletin Board since October 18, 2007 under the ticker symbol WTWR. There has been no active trading in the Company’s securities, and there has been no bid or ask prices quoted.

Holders

As of February 28, 2008, there were 12,400,000 common shares issued and outstanding, which were held by 41 stockholders of record.

Dividends

We have never declared or paid any cash dividends on our common stock nor do we anticipate paying any in the foreseeable future. Furthermore, we expect to retain any future earnings to finance our operations and expansion. The payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Equity Compensation Plans

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

On February 20, 2007, we issued 7,500,000 shares of our common stock to Yisroel Guttfreund, our President, Chief Executive Officer, Chairman, and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $750. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On February 20, 2007, we issued 500,000 shares of our common stock to Yechezkel Klohr, our Secretary and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $50. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On August 24, 2007, the Company concluded and terminated its public offering held in accordance with the Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission on August 20, 2007. Although pursuant to the Registration Statement the offering could have remained open for as long as 180 business days after the date of the prospectus, the Company terminated the offering because it believed that additional funds would not have been raised pursuant to the offering. Prior to the conclusion of the offering, the Company had sold to 9 persons an aggregate of 900,000 shares of its common stock for a purchase price of $0.05 per share (amounting in the aggregate to $45,000.00). We incurred expenses of $25,000 in connection with this offering. The net proceeds of the offering are being used for working capital.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2007.

Item 6.  Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of Watchtower, Inc. And the services we expect to offer and other statements contained herein regarding matters that are not historical facts, are “forward-looking” statements. Future filings with the Securities and Exchange Commission, future press releases and future oral or written statements made by us or with our approval, which are not statements of historical fact, may contain forward-looking statements, because such statements include risks and uncertainties, actual results may differ materially from those expressed or implied by such forward-looking statements.

All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

Plan of Operation

Over the course of the next twelve month period we plan to focus our efforts on the development of a comprehensive business and marketing plan to assist us with a successful entry into the agri-diesel market place. We recognize that our current management and Board of Directors do not have sufficient business planning experience to create and execute an effective business plan. Accordingly, it is our intention to seek out a consulting firm(s) that specializes in this arena. Additionally, we will utilize this time period to actively seek out qualified individuals who can assume key management positions to assist the company in attaining its’ stated goals.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2007 reflects cash assets in the amount of $40,973. Cash and cash equivalents from inception to date have been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $15,202 during the period of February 20, 2007 (inception) to December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2007, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the period ending December 31, 2007, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Watchtower, Inc.

We have audited the accompanying balance sheet of Watchtower, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2007 and the related statements of operations, stockholders’ equity and cash flows for the period February 20, 2007 (inception) to December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Also, an audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2007, and the results of its operations and its cash flows for the period February 20, 2007 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred an operating loss for the period February 20, 2007 (inception) to December 31, 2007, has had no revenues and has not commenced planned principal operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
February 18, 2008

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET
DECEMBER 31, 2007

ASSETS

Current Assets:
Cash	$40,973

Total Current Assets	40,973

Total Assets	$40,973

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts Payable	$375

Total Current Liabilities	375

Total Liabilities	375

Commitments and Contingencies

Stockholders’ Equity:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240
Additional Paid-In Capital	54,560
Deficit Accumulated During the Development Stage	(15,202)

Total Stockholders’ Equity	40,598

Total Liabilities and Stockholders’ Equity	$40,973

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2007

Net Revenues		$-

Costs and Expenses:
Start Up Costs		1,103
Professional Fees		7,625
Other General and Administrative Expenses		6,474

Total Costs and Expenses		15,202

Net Loss	$	(15,202)

Basic and Diluted Loss Per Share	$	( .00)

Weighted Average Common Shares Outstanding		11,323,567

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2007

			Additional	Deficit Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800

Common Stock Issued to Private Investors, at $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to Public Offering at $.05 Per Share, August 24, 2007	900,000	90	44,910	-	45,000

Expenses of Public Offering	-	-	(25,000)	-	(25,000)

Net Loss for the Period	-	-	-	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	$1,240	$54,560	$ (15,202)	$40,598

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2007

Cash Flows from Operating Activities:
Net Loss	$	(15,202)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable		375

Net Cash Used in Operating Activities		(14,827)

Cash Flows from Investing Activities:		-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		80,800
Expense of Public Offering		(25,000)

Net Cash Provided by Financing Activities		55,800

Increase in Cash		40,973

Cash – Beginning of Period		-

Cash – End of Period		$40,973

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-
Income Taxes Paid		$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

Organization

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

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101). SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowance, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the period ended December 31, 2007.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies (Continued)

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the period ended December 31, 2007.

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

Research and Development

Research and development costs will be charged to expense as incurred. The Company did not incur any research and development costs during the period ended December 31, 2007.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -	Going Concern

The Company is a development stage Company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $15,202 for the period February 20, 2007 (inception) to December 31, 2007. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company’s existing stockholders.

The accompanying financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 -	Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock for $800 to the Founders of the Company.

In April 2007 the Company sold 3,500,000 shares of common stock for $35,000 to private investors.

In August 2007 the Company sold 900,000 shares of common stock in a public offering for gross proceeds of $45,000. Expenses of the public offering amounted to $25,000

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -	Income Taxes

At December 31, 2007, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $15,000, which may be applied against future taxable income, if any, through 2027. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2007, the Company had a deferred tax asset of approximately $6,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Tate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $6,000 for the period February 20, 2007 to December 31, 2007.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T). Controls and Procedures.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Yisroel Guttfreund c/o Watchtower, Inc 410 Park Ave., 15th Floor, New York, NY 10022	29	Director, Chairman, President and Chief Executive Officer

Yechezkel Klohr c/o Watchtower, Inc. 410 Park Avenue, 15th Floor, New York, NY 10022	28	Director, Secretary

Mr. Yisroel Guttfreund has been our Chairman, President and CEO since we were established. Mr. Guttfreund currently owns and operates his own consulting firm and has been doing so since the spring of 2002. His area of expertise is assisting start-up companies market their products and services to the general public. Prior to starting his own consulting business in Jerusalem, Israel, Yisroel worked as an advertising account representative for a local weekly advertising magazine called The Jerusalem Weekly during the period of 1998 through the winter of 2002. During the years of 1995 through 1998 Yisroel received a JD degree from Yeshiva Tifferet Moshe in Bnei Brak, Israel.

Mr. Yechezkel Klohr has been our Secretary since we were established. Mr. Klohr is currently a freelance technical writer translating product information from English to Hebrew for various importers in Jerusalem, Israel. Yechzkel has operated in this capacity since the summer of 2003. For two years prior to this vocation, Yechezkel served as an advanced tutor for young adults to assist them in improving their skills in the English language. Additionally, Yechezkel is attending Hebrew University and anticipates graduating with a Bachelor s degree in Economics in the spring of 2008.

There are no familial relationships among any of our directors or officers. None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last five years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

Each director of the Company serves for a term of one year or until the successor is elected at the Company's annual shareholders' meeting and is qualified, subject to removal by the Company's shareholders. Each officer serves, at the pleasure of the board of directors, for a term of one year and until the successor is elected at the annual meeting of the board of directors and is qualified.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2007, all reporting persons complied with all applicable Section 16(a) filing requirements.

Auditors

Wolinetz, Lafazan & Company, P.C., an independent registered public accounting firm, is our auditor.

We do not currently have a Code of Ethics applicable to our principal executive, financial and accounting officers. We do not have a “financial expert” on the board or an audit committee or nominating committee.

Potential Conflicts of Interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors. The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board established a nominating committee. The Board is of the opinion that such committees are not necessary since the Company has only two directors, and to date, such directors have been performing the functions of such committees. Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions. We are not aware of any other conflicts of interest with any of our executive officers or directors.

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past five years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

Item 11. Executive Compensation.

Summary Compensation

Since our incorporation on February 20, 2007 we have not paid any compensation to our directors or officers in consideration for their services rendered to our Company in their capacity as such. We have no employment agreements with any of our directors or executive officers. We have no pension, health, annuity, bonus, insurance, stock options, profit sharing or similar benefit plans.

Since our incorporation on February 20, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers. We have no equity incentive plans.

Outstanding Equity Awards

Since our incorporation on February 20, 2007, none of our directors or executive officers has held unexercised options, stock that had not vested, or equity incentive plan awards.

Compensation of Directors

Since our incorporation on February 20, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of February 28, 2008, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of February 28, 2008. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 410 Park Avenue, 15th Floor, New York NY 10022.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Yisroel Guttfreund	7,500,000	60.5%

Yechezkel Klohr	500,000	4%

All directors and executive officers as a group (two persons)	8,000,000	64.5%

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On February 20, 2007, we issued 7,500,000 shares of our common stock to Yisroel Guttfreund, our President, Chief Executive Officer, Chairman, and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $750. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

On February 20, 2007, we issued 500,000 shares of our common stock to Yechezkel Klohr, our Secretary and Director. The shares were issued in consideration for the payment of a purchase price equal to the par value of the shares, $0.0001 per share, which amounted in the aggregate to $50. This transaction was conducted in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933, as amended.

Director Independence

We are not subject to listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that any of our directors currently meet the definition of “independent” as promulgated by the rules and regulations of the American Stock Exchange.

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended	Fiscal Year Ended
	December 31, 2007	December 31, 2006
Audit Fees	$23,000	$0
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2007, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.  Exhibits. Financial Statement Schedules.

Exhibit	Description

The financial statements
3.1	Certificate of Incorporation of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

3.2	By-Laws of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.1	Form of Regulation S Subscription Agreement (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.2	Form of Investment Confirmation for the offering (annexed to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2007 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2008

WATCHTOWER, INC.

By:	/s/ Yisroel Guttfreund
Name:	Yisroel Guttfreund
Title:	President and Chief Executive Officer,
Chairman, and Director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 28, 2008

By:	/s/ Yisroel Guttfreund
Name:	Yisroel Guttfreund
Title:	President and Chief Executive Officer,
Chairman, and Director
(Principal Executive, Financial and Accounting Officer)

Date: February 28, 2008

By:	/s/ Yechezkel Klohr
Name:	Yechezkel Klohr
Title:	Secretary and Director