Form 10-Q
period 2008-03-31
WATCHTOWER, INC.
filed 2008-05-14
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2008

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-144943

WATCHTOWER, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0523909
(State of incorporation)	(IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 110022
(Address of principal executive offices)

(888) 251-3422
(Issuer's telephone number)

(Former name, former address and former fiscal year, if changed since last report)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ྈ No x

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current Assets:
Cash	$91	$40,973

Total Current Assets	91	40,973

Total Assets	$91	$40,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable	$100	$375

Total Current Liabilities	100	375

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(55,809)	(15,202)

Total Stockholders’ Equity (Deficiency)	(9)	40,598

Total Liabilities and Stockholders’ Equity (Deficiency)	$91	$40,973

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended March 31, 2008	For the Period February 20, 2007 (Inception) to March 31, 2007	For the Period February 20, 2007 (Inception) to March 31, 2008

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	14,950	-	22,575
Consulting Fees	14,500	-	14,500
General and Administrative Expenses	11,157	-	17,631
Start Up Costs	-	-	1,103

Total Costs and Expenses	40,607	-	55,809

Net Loss	$(40,607)	$-	$(55,809)

Basic and Diluted Loss Per Share	$(.00)	$.00

Weighted Average Common Shares Outstanding	12,400,000	8,000,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO MARCH 31, 2008

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage		Total

	Common Stock
	Shares	Amount

Balance, February 20, 2007	-	$-	$-		$-	$-

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-		-	800

Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650		-	35,000

Common Stock Issued Pursuant to Public Offering at $.05 per share, Net of Expenses of Offering	900,000	90	19,910		-	20,000

Net Loss for the Period	-	-	-		(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560		(15,202)	40,598

Net Loss for the Quarter Ended March 31, 2008 (Unaudited)	-	-	-		(40,607)	(40,607)

Balance, March 31, 2008 (Unaudited)	12,400,000	$1,240	$54,560	$	(55,809)	$(9)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31, 2008		For the Period February 20, 2007 (Inception) to March 31, 2007	For the Period February 20, 2007 (Inception) to March 31, 2008

Cash Flows from Operating Activities:
Net Loss	$	(40,607)	$-	$(55,809)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease )in Accounts Payable		(275)	-	100

Net Cash Used in Operating Activities		(40,882)	-	(55,709)

Cash Flows from Investing Activities:		-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-	-	80,800
Expenses of Public Offering		-	-	(25,000)

Net Cash Provided by Financing Activities		-	-	55,800

Increase (Decrease) in Cash		(40,882)	-	91

Cash – Beginning of Period		40,973	-	-

Cash – End of Period		$91	$-	$91

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$-	$-
Income Taxes Paid		$-	$-	$-

Supplemental Schedule of Non-Cash Investing and Financing Activities:
Stock Subscription Receivable from Founders, for Issuance of 8,000,000 Shares of Common Stock		$-	$800	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Organization and Basis of Presentation

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2007 audited Financial Statements and Notes thereto included in the Annual Report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $40,607 for the three months ended March 31, 2008 and a net loss of $55,809 for the period February 20, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 2 -	Common Stock

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

Item 2.  Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to the “Watchtower,” Company,” “we,” “our” or “us” refer to Watchtower, Inc. Unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the “Report”). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

For a description of such risks and uncertainties refer to our Registration Statement on Form SB-2 and Form 10-K, filed with the Securities and Exchange Commission on July 27, 2007 and February 29, 2008, respectively. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

The Company is focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intends to market and resell agricultural based bio-diesel fuels. Bio-diesel is fuel made from vegetable oils or animal fats which can be used in existing diesel engines, such as Ethanol. Our goal is to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States.

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2008 reflects cash in the amount of $91. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $40,607 for the three months ended March 31, 2008 and a net loss of $55,809 for the period February 20, 2007 (inception) to March 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4.  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial officer has reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

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

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2008.

Item 5.  Other Information.

None

Item 6.  Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d14(a) Certifications of Yisroel Guttfreund, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

32.1	Section 1350 Certifications of Yisroel Guttfreund, the President, Chief Executive Officer , Treasurer and Director(Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHTOWER, INC.

Dated: May 14, 2008	By:	/s/Yisroel Guttfreund
	Name:	Yisroel Guttfreund
	Title:	President, Chief Executive Officer, Treasurer and Director
(Principal Executive, Financial and Accounting Officer)

	By:	/s/ Yechezkel Klohr
	Name:	Yechezkel Klohr
	Title:	Secretary and Director