Form 10-Q
period 2008-06-30
WATCHTOWER, INC.
filed 2008-08-12
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-144943

WATCHTOWER, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	98-0523909 (IRS Employer ID Number)

410 Park Avenue, 15th Floor
New York, New York 10022
(Address of principal executive offices)

(888) 251-3422
(Issuer's telephone number)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 12, 2008, 12,400,000 shares of common stock, par value $0.0001 per share, were outstanding.

PART I
FINANCIAL INFORMATION

Item 1.                      Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	June 30,2008 (Unaudited)	December 31, 2007
Current Assets:
Cash	$291	$40,973

Total Current Assest	291	40,973

Total Assets	$291	$40,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable and Accrued Liabilities	$34	$375
Loans Payable	6,850	-

Total Current Liabilities	6,884	375

Commitments and Contingencies

Stockholders’ Equity (Deficiency): Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(62,393)	(15,202)

Total Stockholders’ Equity (Deficiency)	(6,593)	40,598

Total Liabilities and Stockholders’ Equity (Deficiency)	$291	$40,973

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS

	For the Six Months Ended June 30, 2008 (Unaudited)		For the Period February 20, 2007 (Inception) to June 30, 2007		For the Quarter Ended June 30,				For the Period February 20, 2007 (Inception) To June 30, 2008 (Unaudited)
					2008 (Unaudited)		2007 (Unaudited)

Net Revenues		$-		$-		$-		$-		$-

Costs and Expenses:
Professional Fees		20,950		1,000		6,000		1,000		28,575
Consulting Fees		14,500		-		-		-		14,500
General and Administrative Expenses		11,707		62		550		62		18,181
Start Up Costs		-		1,103		-		1,103		1.103

Total Costs and Expenses		47,157		2,165		6,550		2,165		62,359

Operating Loss		(47,157)		(2,165)		(6,550)		(2,165)		(62,359)

Other Income (Expense): Interest Expense		(34)		-		(34)		-		(34)

Net Loss	$	(47,191)	$	(2,165)	$	(6,584)	$	(2,165)	$	(62,393)

Basic and Diluted Loss Per Share	$	(0.00)	$	(0.00)	$	( .00)	$	(0.00)

Weighted Average Common Shares Outstanding		12,400,000		10,190,840		12,400,000		10,190,840

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO JUNE 30, 2008

	Common Stock		Additonal Paid-In Capital	Deficit Accumulated During the Development Stage			Total
	Amount	Shares

Balance, February 21, 2007	-	$-	$-		$-		$-

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-		-		800

Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650		-		35,000

Common Stock Issued Pursuant to Public Offering at $.05 per share, Net of Expenses of Offering	900,000	90	19,910		-		20,000

Net Loss for the Period	-	-	-		(15,202)		(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560		(15,202)		40,598

Net Loss for the Six Months Ended June 30, 2008 (Unaudited)	-	-	-		(47,191)		(47,191)

Balance, June 30, 2008 (Unaudited)	12,400,000	$1,240	$54,560	$	(62,393)	$	(6,593)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2008 (Unaudited)		For the Period February 20, 2007 (Inception) to June 30, 2008		For the Period February 20, 2007 (Inception) to June 30, 2007
Cash Flows from Operating Activities:					(Unaudited)
Net Loss	$	(47,191)	$	(2,165)	$ (62,393)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities: Changes in Assets and Liabilities: Increase (Decrease )in Accounts Payable and Accrued Liabilities		(341)		1,000	34

Net Cash Used in Operating Activities		(47,532)		(1,165)	(62,359)

Cash Flows from Investing Activities:		-		-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-		35,800	80,800
Expenses of Public Offering		-		-	(25,000)
Proceeds of Borrowings		6,850		-	6,850

Net Cash Provided by Financing Activities		6,850		35,800	62,650

Increase (Decrease) in Cash		(40,682)		34,635	291

Cash - Beginning of Period		40,973		-	-

Cash - End of Period		$291		$34,635	$291

Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-	$-
Income Taxes Paid		$-		$-	$-
Supplemental Schedule of Non-Cash Investing and Financing Activities Accrual of Deferred Offering Costs		$-		$25,000	$-

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

                             The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $47,191 for the six months ended June 30, 2008 and a net loss of $62,393 for the period February 20, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

            The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the quarter ended June 30, 2008 the Company borrowed $6,850 for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

             The accompanying condensed financial statements do not include anyadjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

NOTE 2 -                Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock to the Founders of the Company for $800.

In April 2007 the Company sold 3,500,000 shares of common stock for $35,000 to private investors.

On August 24, 2007 the Company sold 900,000 shares of common stock pursuant to its public offering for gross proceeds of $45,000.  Expenses of the public offering amounted to $25,000.

NOTE 3 -                Loans Payable

Loans payable consist of advances, bearing interest at 8% per annum and due on demand.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2008 reflects cash assets in the amount of $291. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $47,191 for the six months ended June 30, 2008 and a net loss of $62,393 for the period February 20, 2007 (inception) to June 30, 2008.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

1

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

Item 2.                      Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

2

Purchases of equity securities by the issuer and affiliated purchasers

None

Use of Proceeds

None

Item 3.                      Defaults Upon Senior Securities.

None

Item 4.                      Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the six months ended June 30, 2008.

Item 5.                      Other Information.

None

Item 6.                      Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certifications of Yisroel Guttfreund, the President, Chief Executive Officer, Treasurer and Director (attached hereto)

32.1	Section 1350 Certifications of Yisroel Guttfreund, the President, Chief Executive Officer , Treasurer and Director(attached hereto)

3

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHTOWER, INC.

Dated: August 12, 2008
By:	/s/Yisroel Guttfreund
Name:	Yisroel Guttfreund
Title:	(President, Chief Executive Officer,
Treasurer and Director (Principal Executive, Financial and Accounting Officer)

By:	/s/Yechezkel Klohr
Name:	Yechezkel Klohr
Title:	Secretary and Director

4