Form 10-Q
period 2008-09-30
WATCHTOWER, INC.
filed 2008-11-10
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2008

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

(Issuer’s telephone number)

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
Yes ☒   No ☐

As of November 7, 2008, 12,400,000 shares of common stock, par value $0.0001 per share, were outstanding.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	September 30, 2008	December 31, 2007

	(Unaudited)
ASSETS
Current Assets:
Cash	$316	$40,973

Total Current Assets	316	40,973

Total Assets	$316	$40,973

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

Current Liabilities:
Accounts Payable and Accrued Liabilities	$2,715	$375
Loans Payable	13,100	—

Total Current Liabilities	15,815	375

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(71,299)	(15,202)

Total Stockholders’ Equity (Deficiency)	(15,499)	40,598

Total Liabilities and Stockholders’ Equity (Deficiency)	$316	$40,973

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Period February 20, 2007 (Inception) to September 30, 2007	For the Quarter Ended September 30,		For the Period February 20, 2007 (Inception) To September 30, 2008

			2008	2007

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Professional Fees	28,450	1,050	7,500	50	36,075
Consulting Fees	14,500	—	—	—	14,500
General and Administrative Expenses	12,932	4,115	1,225	4,053	19,406
Start Up Costs	—	1,103	—	—	1,103

Total Costs and Expenses	55,882	6,268	8,725	4,103	71,084

Operating Loss	(55,882)	(6,268)	(8,725)	(4,103)	(71,084)

Other Income (Expense):
Interest Expense	(215)	—	(181)	—	(215)

Net Loss	$(56,097)	$(6,268)	$(8,906)	$(4,103)	$(71,299)

Basic and Diluted Loss Per Share	$(.00)	$(0.00)	$(.00)	$(0.00)

Weighted Average Common Shares Outstanding	12,400,000	11,760,515	12,400,000	11,871,739

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPTEMBER 30, 2008

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Total

	Common Stock
	Shares	Amount

Balance, February 21, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	—	—	800

Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650	—	35,000

Common Stock Issued Pursuant to Public Offering at $.05 per share, Net of Expenses of Offering	900,000	90	19,910	—	20,000

Net Loss for the Period	—	—	—	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Nine Months Ended September 30, 2008 (Unaudited)	—	—	—	(56,097)	(56,097)

Balance, September 30, 2008 (Unaudited)	12,400,000	$1,240	$54,560	$(71,299)	$(15,499)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30, 2008	For the Period February 20, 2007 (Inception) to September 30, 2007	For the Period February 20, 2007 (Inception) to September 30, 2008

Cash Flows from Operating Activities:
Net Loss	$(56,097)	$(6,268)	$(71,299)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accounts Payable and Accrued Liabilities	2,340	457	2,715

Net Cash Used in Operating Activities	(53,757)	(5,811)	(68,584)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	—	80,800	80,800
Expenses of Public Offering	—	(25,000)	(25,000)
Proceeds of Borrowings	13,100	—	13,100

Net Cash Provided by Financing Activities	13,100	55,800	68,900

Increase (Decrease) in Cash	(40,657)	49,989	316

Cash – Beginning of Period	40,973	—	—

Cash – End of Period	$316	$49,989	$316

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

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

                    In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s December 31, 2007 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

                    Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                    The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $56,097 for the nine months ended September 30, 2008 and a net loss of $71,299 for the period February 20, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

                    The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months and quarter ended September 30, 2008 the Company borrowed $13,100 and $6,250, respectively, for working capital purposes. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

Liquidity and Capital Resources

Our balance sheet as of September 30, 2008 reflects cash assets in the amount of $316. Cash from inception to date has been sufficient to provide the operating capital necessary to operate to date.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $56,097 for the nine months ended September 30, 2008 and a net loss of $71,299 for the period February 20, 2007 (inception) to September 30, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Internal Controls Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None

Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the nine months ended September 30, 2008.

Item 5.	Other Information.

None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d14(a) Certifications of Yisroel Guttfreund, the President, Chief Executive Officer, Treasurer and Director (Attached Hereto)

32.1	Section 1350 Certifications of Yisroel Guttfreund, the President, Chief Executive Officer, Treasurer and Director(Attached Hereto)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHTOWER, INC.

Dated: November 10, 2008	By:	/s/ Yisroel Guttfreund

	Name:	Yisroel Guttfreund
	Title:	President, Chief Executive Officer,
Treasurer and Director
(Principal Executive, Financial and Accounting Officer)