Form 10-K/A
period 2008-12-31
WATCHTOWER, INC.
filed 2009-04-02
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A

(Amendment No. 1)

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

The number of shares of the issuer’s common stock issued and outstanding as of March 31, 2009 was 12,400,000 shares.

Documents Incorporated By Reference: None

Explanatory Note

We are amending our Annual Report on Form 10-K (the “Original Filing”) for the fiscal year ended December 31, 2008, which was filed with the Securities and Exchange Commission on March 30, 2009. This Amendment is being filed because the Original Filing inadvertently failed to include the balance sheet information as of December 31, 2007 as required pursuant to Rule 8-02 of Regulation S-X. For convenience and ease of reference, this Amendment contains only Item 8, the Financial Statements and footnotes thereto. As a result of this Amendment, the certifications made pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed as exhibits to the Original Filing, have been re-executed and re-filed as of the date of this Amendment.

This Amendment does not modify or update other disclosures in, or exhibits to, the Original Filing, and, accordingly, this Amendment should be read in conjunction with the Original Filing.

PART II

Item 8.                      Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Watchtower, Inc.

We have audited the accompanying balance sheets of Watchtower, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the year ended December 31, 2008, the period February 20, 2007 (inception) to December 31, 2007 and the period February 20, 2007 (inception) to December 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period February 20, 2007 (inception) to December 31, 2007 and the period February 20, 2007 (inception) to December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 27, 2009

WATCHTOWER INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	December 31,
	2008	2007
Current Assets:	$-	$40,973

Total Current Assets	-	40,973

Total Assets	$-	$40,973

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current Liabilities:
Bank Overdraft	$43	$-
Accounts Payable	6,133	375
Loans Payable	13,400	-

Total Current Liabilities	19,576	375

Commitments and Contingencies

Stockholders’ Equity (Deficiency):
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(75,376)	(15,202)

Total Stockholders’ Equity (Deficiency)	(19,576)	40,598

Total Liabilities and Stockholders’ Equity (Deficiency)	$-	$40,973

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

PART IV

Item 15.                      Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Certificate of Incorporation of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

3.2	By-Laws of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.1	Form of Regulation S Subscription Agreement (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.2	Form of Investment Confirmation for the offering (annexed to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2007 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2009

WATCHTOWER, INC.

By.	/s/ Yisroel Guttfreund
Name:	Yisroel Guttfreund
Title:	President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 31, 2009	By.	/s/ Yisroel Guttfreund
	Name:	Yisroel Guttfreund
	Title:	President, Chief Executive Officer, Chairman, and Director (Principal Executive, Financial, and Accounting Officer)

Date: March 31, 2009	By.	/s/ Yechezkel Klohr
	Name:	Yechezkel Klohr
	Title:	Secretary and Director