Form 10-Q
period 2009-03-31
WATCHTOWER, INC.
filed 2009-05-14
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 333-144943

WATCHTOWER, INC.
(Exact name of small business issuer as specified in its charter)

Nevada (State of incorporation)	98-0523909 (IRS Employer ID Number)

100 Henry Street, Brooklyn, New York 11201
(Address of principal executive offices)

(718) 624-5000
(Issuer's telephone number)

410 Park Avenue, 15th Floor
New York, New York 110022

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the issuer’s common stock issued and outstanding as of May 14, 2009 was 12,400,000 shares.

TABLE OF CONTENTS

Page
PART I
Item 1. Financial Statements	F-1 through F-6
Item 2. Management’s Discussion and Analysis or Plan of Operation	1
Item 3 Quantitative and Qualitative Disclosures About Market Risk	8
Item 4(T) Controls and Procedures	8
8
PART II
Item 1. Legal Proceedings	9
Item IA. Risk Factors	9
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3. Defaults Upon Senior Securities	10
Item 4. Submission of Matters to a Vote of Security Holders	10
Item 5. Other Information	10
Item 6. Exhibits	10

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	March 31, 2009	December 31, 2008

	(Unaudited)
ASSETS
Current Assets:
Cash	$207	$—

Total Current Assets	207	—

Total Assets	$207	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$—	$43
Accounts Payable	4,254	6,133
Loans Payable	21,250	13,400

Total Current Liabilities	25,504	19,576

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding at March 31, 2009 and December 31, 2008	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(81,097)	(75,376)

Total Stockholders’ Deficiency	(25,297)	(19,576)

Total Liabilities and Stockholders’ Deficiency	$207	$—

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Quarter Ended March 31, 2009	For the Quarter Ended March 31, 2008	For the Period February 20, 2007 (Inception) to March 31, 2009

Net Revenues	$—	$—	$—

Costs and Expenses:
Professional Fees	5,000	14,950	44,025
Consulting Fees	—	14,500	14,500
General and Administrative Expenses	400	11,157	20,665
Start Up Costs	—	—	1,103

Total Costs and Expenses	5,400	40,607	80,293

Operating Loss	(5,400)	(40,607)	(80,293)

Other Income (Expense):
Interest Expense	(321)	—	(804)

Net Loss	$(5,721)	$(40,607)	$(81,097)

Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO MARCH 31, 2009

				Deficit Accumulated During the Development Stage

			Additional Paid-In Capital
	Common Stock
	Shares	Amount			Total

Balance, February 20, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founders at $.0001 Per Share, February 20, 2007	8,000,000	800	—	—	800

Common Stock Issued to Private Investors at $.01 Per Share, April 10, 2007	3,500,000	350	34,650	—	35,000

Common Stock Issued Pursuant to Public Offering at $.025 Per Share, August 25, 2007	900,000	90	19,910	—	20,000

Net Loss for the Period	—	—	—	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended December 31, 2008	—	—	—	(60,174)	(60,174)

Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Loss for the Quarter Ended March 31, 2009 (Unaudited)	—	—	—	(5,721)	(5,721)

Balance, March 31, 2009 (Unaudited)	12,400,000	$1,240	$54,560	$(81,097)	$(25,297)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Quarter Ended March 31, 2009	For the Quarter Ended March 31, 2008	For the Period February 20, 2007 (Inception) to March 31, 2009

Cash Flows from Operating Activities:
Net Loss	$(5,721)	$(40,607)	$(81,097)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Decrease in Accounts Payable	—	(275)	—
Increase (Decrease) in Accrued Expenses	(1,879)	—	4,254

Net Cash Used in Operating Activities	(7,600)	(40,882)	(76,843)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Bank Overdraft	(43)	—	—
Proceeds of Borrowings	7,850	—	21,250
Proceeds from Sale of Common Stock	—	—	80,800
Payments of Deferred Offering Costs	—	—	(25,000)

Net Cash Provided by Financing Activities	7,807	—	77,050

Increase (Decrease) in Cash	207	(40,882)	207

Cash – Beginning of Period	—	40,973	—

Cash – End of Period	$207	$91	$207

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—

Income Taxes Paid	$—	$—	$—

Stock Subscriptions Receivable from Founders, for Issuance of $8,000,000 Shares of Common Stock	$—	$800	$—

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

The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7.  The Company originally intended to market and resell agricultural based bio-diesel fuels.The Company has since abandoned its business plan and is now seeking an operating company with which to merge or acquire.  Accordingly, the Company is now considered a blank check company.  There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed financial statements should be read in conjunction with the Company's December 31, 2008 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $5,721 for the three months ended March 31, 2009 and a net loss of $81,097 for the period February 20, 2007 (inception) to March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -                 Loans Payable

Loans payable consists of advances bearing interest at 8% per annum and due on demand.

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

NOTE 5 -                 Subsequent Events

On April 30, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 8,000,000 shares of common stock of the Company (the "Purchased Shares") to Sholom Drizin (the "Purchaser").  The consideration paid for the Purchased Shares, which represent 64.52% of the issued and outstanding common stock of the Company, was $50,000.  The Purchaser used his personal funds to purchase the Purchased Shares.

Effective as of April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his position as officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer of the Company and will resign as a director of the Company, effective 10 days after the filing of an information statement pursuant to Rule 14f-1, and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as Secretary and Treasurer.

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

For a description of such risks and uncertainties refer to our Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 30, 2009. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Business Overview

Watchtower, Inc. was incorporated on February 20, 2007, in the State of Nevada. The Company was focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intended to market and resell agricultural based bio-diesel fuels. Our goal was to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission (the “SEC”) on August 20, 2007 (the “Registration Statement”) and filings of periodic reports with the SEC. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire.

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

On April 30, 2009, Yisroel Guttfreund and Yechezkel Klohr, the principal shareholders, officers and directors of the Company, entered into a Stock Purchase Agreement which provided for the sale of 8,000,000 shares of common stock of the Company (the “Purchased Shares”) to Sholom Drizin (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 64.52% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $50,000. The Purchaser used his personal funds to purchase the Purchased Shares.

Effective as of April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer of the Company and will resign as a director of the Company, effective 10 days after the filing of an information statement pursuant to Rule 14f-1, and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as Secretary and Treasurer.

Plan of Operation

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

Liquidity and Capital Resources

Our balance sheet as of March 31, 2009 reflects that the Company has $207 in cash. The Company had no revenues and incurred a net loss of $5,721 for the three months ended March 31, 2009 and a net loss of $81,097 for the period February 20, 2007 (inception) to March 31, 2009.

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $5,721 for the three months ended March 31, 2009 and a net loss of $81,097 for the period February 20, 2007 (inception) to March 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officers have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Item 1A. Risk Factors

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Purchases of equity securities by the issuer and affiliated purchasers

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2009.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHTOWER, INC.

By.	/s/ Menachem M. Schneerson
Name:	Menachem M. Schneerson
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 14, 2009	By.	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 14, 2009	By.	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Secretary and Director