Form 10-Q
period 2009-06-30
WATCHTOWER, INC.
filed 2009-08-14
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2009

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

The number of shares of the issuer’s common stock issued and outstanding as of August 12, 2009 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2009	December 31, 2008
	(Unaudited)

ASSETS
Current Assets:
Cash	$—	$—

Total Current Assets	—	—

Total Assets	$—	$—

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$34	$43
Accounts Payable	1,740	6,133
Loans Payable	27,350	13,400
Loans Payable - Related Party	4,984	—

Total Current Liabilities	34,108	19,576

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	—	—
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(89,908)	(75,376)

Total Stockholders’ Deficiency	(34,108)	(19,576)

Total Liabilities and Stockholders’ Deficiency	$—	$—

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

					For the Period February 20, 2007 (Inception) To June 30, 2009
	For the Six Months Ended June 30,		For the Quarter Ended June 30,
	2009	2008	2009	2008

Net Revenues	$—	$—	$—	$—	$—

Costs and Expenses:
Professional Fees	11,104	20,950	6,104	6,000	50,129
Consulting Fees	—	14,500	—	—	14,500
General and Administrative Expenses	2,671	11,707	2,271	550	22,936
Start Up Costs	—	—	—	—	1,103

Total Costs and Expenses	13,775	47,157	8,375	6,550	88,668

Operating Loss	(13,775)	(47,157)	(8,375)	(6,550)	(88,668)

Other Income (Expense):
Interest Expense	(757)	(34)	(436)	(34)	(1,240)
Net Loss	$(14,532)	$(47,191)	$(8,811)	$(6,584)	$(89,908)

Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)
Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO JUNE 30, 2009

			Additional Paid-In Capital	Deficit Accumulated During the Development Stage

	Common Stock
	Shares	Amount			Total

Balance, February 20, 2007	—	$—	$—	$—	$—

Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	—	—	800

Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650	—	35,000

Common Stock Issued Pursuant to Public Offering at $.05 per share, Net of Expenses of Offering	900,000	90	19,910	—	20,000

Net Loss for the Period	—	—	—	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended December 31, 2008	—	—	—	(60,174)	(60,174)

Balance, December, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Loss for the Six Months Ended June 30, 2009 (Unaudited)	—	—	—	(14,532)	(14,532)

Balance, June 30, 2009 (Unaudited)	12,400,000	$1,240	$54,560	$(89,908)	$(34,108)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the Period February 20, 2007 (Inception) to June 30, 2009
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net Loss	$(14,532)	$(47,191)	$(89,908)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease)in Accounts Payable	(4,393)	(341)	1,740

Net Cash Used in Operating Activities	(18,925)	(47,532)	(88,168)

Cash Flows from Investing Activities:	—	—	—

Cash Flows from Financing Activities:
Bank Overdraft	(9)	—	34
Proceeds from Sale of Common Stock	—	—	80,800
Expenses of Public Offering	—	—	(25,000)
Proceeds of Borrowings	18,934	6,850	32,334

Net Cash Provided by Financing Activities	18,925	6,850	88,168

Increase (Decrease) in Cash	—	(40,682)	—

Cash – Beginning of Period	—	40,973	—

Cash – End of Period	$—	$291	$—

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$—	$—	$—
Income Taxes Paid	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 -	Organization and Basis of Presentation

                    Watchtower, Inc. (“the Company”) was incorporated on February 20, 2007 under the laws of the State of Nevada.

                    The Company has not yet generated revenues from planned principal operations and is considered a development stage company as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7. The Company originally intended to market and resell agricultural based bio-diesel fuels. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or acquire. Accordingly, the Company is now considered a blank check company. There is no assurance, however, that the Company will achieve its objectives or goals.

                    In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company’s December 31, 2008 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

                    Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

                    The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $14,532 for the six months ended June 30, 2009 and a net loss of $89,908 for the period February 20, 2007 (inception) to June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

                    The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended June 30, 2009 the Company borrowed $18,934 for working capital purposes. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

NOTE 3 -	Loans Payable

Loans payable consist of advances, bearing interest at 8% per annum and due on demand.

NOTE 4 -	Loans Payable - Related Party

                    Loans payable to related party consist of advances bearing interest at 5% per annum and due on demand. These loans were made by an entity owned by the new principal shareholders of the Company (see Note 6).

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

NOTE 6 -	Stock Purchase Agreement

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Annual Report is purposefully general and is not meant to be restrictive of the Company’s virtually unlimited discretion to search for and enter into potential business opportunities.

The Company will have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company’s proposed business is sometimes referred to as a “blind pool” because any investors will entrust their investment monies to the Company’s management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company’s potential success is heavily dependent on the Company’s management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. None of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

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

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company’s Common Stock. The Company’s funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management’s decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor in their decision to enter a specific transaction.

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

The officers and directors of the Company are currently employed in other positions and will devote only a portion of their time (not more than three hours per week) to the business affairs of the Company, until such time as an acquisition has been determined to be highly favorable, at which time they expect to spend full time in investigating and closing any acquisition for a period of two weeks. In addition, in the face of competing demands for their time, the officers and directors may grant priority to their full-time positions rather than to the Company.

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

Acquisition of Opportunities

In implementing a structure for a particular business acquisition, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. On the consummation of a transaction, it is possible that the present management and shareholders of the Company will not be in control of the Company. In addition, a majority or all of the Company’s officers and directors may, as part of the terms of the acquisition transaction, resign and be replaced by new officers and directors without a vote of the Company’s shareholders.

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company’s Common Stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax free” reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

As part of the Company’s investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check reference of management and key personnel, and take other reasonable investigative measures, to the extent of the Company’s limited financial resources and management expertise.

The manner in which each Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the relative negotiating strength of the Company and such other management.

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, the Company’s shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company’s then shareholders, including purchasers in this offering.

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

Management believes that the Company may be able to benefit from the use of “leverage” in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

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

Liquidity and Capital Resources

Our balance sheet as of June 30, 2009 reflects that the Company has no cash. The Company had no revenues and incurred a net loss of $14,532 for the six months ended June 30, 2009 and a net loss of $89,908 for the period February 20, 2007 (inception) to June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Going Concern Consideration

The Company had no revenues and incurred a net loss of $14,532 for the six months ended June 30, 2009 and a net loss of $89,908 for the period February 20, 2007 (inception) to June 30, 2009. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms. Furthermore, our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended June 30, 2009.

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

WATCHTOWER, INC.

Dated: August 14, 2009	By:	/s/Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: August 14, 2009	By:	/s/Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2009	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)