Form 10-Q
period 2009-09-30
WATCHTOWER, INC.
filed 2009-11-16
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2009

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the issuer’s common stock issued and outstanding as of November 13, 2009 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.     Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)

Current Assets	$-	$-

Total Current Assets	-	-

Total Assets	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$34	$43
Accounts Payable	1,878	6,133
Loans Payable	27,850	13,400
Loans Payable - Related Party	9,274	-

Total Current Liabilities	39,036	19,576

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(94,836)	(75,376)

Total Stockholders’ Deficiency	(39,036)	(19,576)

Total Liabilities and Stockholders’ Deficiency	$-	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the		For the		For the Period
	Nine Months Ended		Quarter Ended		February 20, 2007
	September 30,		September 30,		(Inception) To
	2009	2008	2009	2008	September 30, 2009

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	14,604	28,450	3,500	7,500	53,629
Consulting Fees	-	14,500	-	-	14,500
General and Administrative Expenses	3,462	12,932	791	1,225	23,727
Start Up Costs	-	-	-	-	1,103

Total Costs and Expenses	18,066	55,882	4,291	8,725	92,959

Operating Loss	(18,066)	(55,882)	(4,291)	(8,725)	(92,959)

Other Income (Expense):
Interest Expense	(1,394)	(215)	(637)	(181)	(1,877)

Total Other Income (Expense)	(1,394	(215)	(637)	(181)	(1,877)

Net Loss	$(19,460)	$(56,097)	$(4,928)	$(8,906)	$(94,836)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPTEMBER 30, 2009

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-	800

Common Stock Issued to Private
Investors at $.01 Per Share	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to Public
Offering at $.05 per share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-	20,000

Net Loss for the Period	-	-	-	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)

Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Loss for the Nine Months Ended
September 30, 2009 (Unaudited)	-	-	-	(19,460)	(19,460)

Balance, September 30, 2009 (Unaudited)	12,400,000	$1,240	$54,560	$(94,836)	$(39,036)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the		For the Period
	Nine Months Ended		February 20, 2007
	September 30,		(Inception) to
	2009	2008	September 30, 2009
Cash Flows from Operating Activities:
Net Loss	$(19,460)	$(56,097)	$(94,836)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(4,255)	2,340	1,878

Net Cash Used in Operating Activities	(23,715)	(53,757)	(92,958)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Bank Overdraft	(9)	-	34
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings - Loans Payable	14,450	13,100	27,850
Proceeds of Borrowings - Loans Payable -
Related Party	9,274	-	9,274

Net Cash Provided by Financing Activities	23,715	13,100	92,958

Decrease in Cash	-	(40,657)	-

Cash – Beginning of Period	-	40,973	-

Cash – End of Period	$-	$316	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $19,460 for the nine months ended September 30, 2009 and a net loss of $94,836 for the period February 20, 2007 (inception) to September 30, 2009.  In addition, the Company has a working capital deficiency of $39,036 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the nine months ended September 30, 2009 the Company borrowed $23,724, for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

Effective as of April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his position as officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer and director of the Company and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as Secretary and Treasurer.

Item 2.       Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective as of April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer and director of the Company,  and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as Secretary and Treasurer.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

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

Results of Operations For the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 30, 2009, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the nine (9) months ended September 30, 2009 and 2008.

Total operating expenses

During the nine (9) months ended September 30, 2009 and 2008, total operating expenses were $18,066 and $55,882, respectively, which were primarily the result of fees for bookkeeping services and professional and accounting associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the nine (9) months ended September 30, 2009 and 2008, the net loss was $19,460 and $56,097, respectively.

Liquidity and Capital Resources

As of December 31, 2008 and September 30, 2009, the Company had no cash as of the end of each period.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $19,460 for the nine months ended September 30, 2009 and a net loss of $94,836 for the period February 20, 2007 (inception) to September 30, 2009.  In addition, the Company has a working capital deficiency of $39,036 at September 30, 2009.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $19,460 for the nine months ended September 30, 2009 and a net loss of $94,836 for the period February 20, 2007 (inception) to September 30, 2009.  In addition, the Company has a working capital deficiency of $39,036 at September 30, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Controls and Procedures.

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

None

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended September 30, 2009.

Item 5.        Other Information.

None

Item 6.       Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: November 16, 2009	By:	/s/ Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 16, 2009	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)