Form 10-K
period 2009-12-31
WATCHTOWER, INC.
filed 2010-03-24
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

The number of shares of the issuer’s common stock issued and outstanding as of March 19, 2010 was 12,400,000 shares.

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

On April 30, 2009, Yisroel Guttfreund and Yechezkel Klohr, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 8,000,000 shares of common stock of the Company (the “Purchased Shares”) to Sholom Drizin (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 64.52% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $50,000. The Purchaser used his personal funds to purchase the Purchased Shares.

On April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer of the Company and resigned as a director of the Company 10 days after the filing of the  information statement pursuant to Rule 14f-1, filed with the Securities and Exchange Commission on May 11, 2009, and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as Secretary and Treasurer.

Business Overview

The Company was focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intended to market and resell agricultural based bio-diesel fuels. Our goal was to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement and filings of periodic reports with the SEC. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire.

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

Competition

The Company is an insignificant participant among firms which engage in business combinations with, or financing of, development stage enterprises. There are many established management and financial consulting companies and venture capital firms which have significantly greater financial and personnel resources, technical expertise and experience than the Company. In view of the Company's limited financial resources and management availability, the Company will continue to be at a significant competitive disadvantage vis-a-vis the Company's competitors.

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

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B.	Unresolved Staff Comments

None

Item 2.   Properties

We currently maintain our corporate offices at 100 Henry Street, Brooklyn, New York 11201. We do not pay rent for this space because the amount of the space we use at such office is de minimis. We believe that this space will be sufficient until we start generating revenues and need to hire employees.

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

Item 4.   Removed and Reserved

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

Holders

As of March 19, 2010, there were 12,400,000 common shares issued and outstanding, which were held by 41 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2009.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2009.

Item 6.    Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

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

Evaluation of Opportunities

The analysis of new business opportunities will be undertaken by or under the supervision of the officers and directors of the Company. Management intends to concentrate on identifying prospective business opportunities which may be brought to its attention through present associations with management. In analyzing prospective business opportunities, management will consider such matters as the available technical, financial and managerial resources; working capital and other financial requirements; history of operation, if any; prospects for the future; present and expected competition; the quality and experience of management services which may be available and the depth of that management; the potential for further research, development or exploration; specific risk factors not now foreseeable but which then may be anticipated to impact the proposed activities of the Company; the potential for growth or expansion; the potential for profit; the perceived public recognition or acceptance of products, services or trades; name identification; and other relevant factors. Officers and directors of the Company will meet personally with management and key personnel of the firm sponsoring the business opportunity as part of their investigation. To the extent possible, the Company intends to utilize written reports and personal investigation to evaluate the above factors. The Company will not acquire or merge with any company for which audited financial statements cannot be obtained.

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

As part of the Company's investigation, officers and directors of the Company will meet personally with management and key personnel, may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited financial resources and management expertise.

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

Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in a loss to the Company of the related costs incurred.

Management believes that the Company may be able to benefit from the use of "leverage" in the acquisition of a business opportunity. Leveraging a transaction involves the acquisition of a business through incurring significant indebtedness for a large percentage of the purchase price for that business.

Through a leveraged transaction, the Company would be required to use less of its available funds for acquiring the business opportunity and, therefore, could commit those funds to the operations of the business opportunity, to acquisition of other business opportunities or to other activities. The borrowing involved in a leveraged transaction would ordinarily be secured by the assets of the business opportunity to be acquired. If the business opportunity acquired is not able to generate sufficient revenues to make payments on the debt incurred by the Company to acquire that business opportunity, the lender would be able to exercise the remedies provided by law or by contract. These leveraging techniques, while reducing the amount of funds that the Company must commit to acquiring a business opportunity, may correspondingly increase the risk of loss to the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. No assurance can be given as to the terms or the availability of financing for any acquisition by the Company. During periods when interest rates are relatively high, the benefits of leveraging are not as great as during periods of lower interest rates because the investment in the business opportunity held on a leveraged basis will only be profitable if it generates sufficient revenues to cover the related debt and other costs of the financing. Lenders from which the Company may obtain funds for purposes of a leveraged buy-out may impose restrictions on the future borrowing, distribution, and operating policies of the Company. It is not possible at this time to predict the restrictions, if any, which lenders may impose or the impact thereof on the Company.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2009 reflects that the Company has $4,128 in cash and cash equivalents. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $15,625 at December 31, 2009.

The focus of Watchtower’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Watchtower has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Watchtower does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Watchtower presently owns no real property and at this time has no intention of acquiring any such property. Watchtower’s significant expected expenses are comprised of professional fees primarily incident to its reporting requirements.

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

Results of Operations

Years Ended December 31, 2009 and 2008

We have $4,128 in cash and cash equivalent, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2009 and 2008. Expenses during the year ended December 31, 2009 were $24,103 for a net loss of $3,951 compared to expenses of $59,691 for a net loss of $60,174 for the year ended December 31, 2008. The lower net loss for the year ended December 31, 2009 was as a result of First Line Capital forgiving the Company’s loans in the aggregate amount of $29,636. Expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses.

For the current fiscal year, the Company anticipates incurring a loss as a result of legal and accounting expenses, and expenses associated with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $71,425 for the period February 20, 2007 (inception) to December 31, 2009.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $15,625 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2009, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2009, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current management’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially. In addition, as current management is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.   Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Watchtower, Inc.

We have audited the accompanying balance sheets of Watchtower, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2009 and 2008, and the period February 20, 2007 (inception) to December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008, and the period February 20, 2007 (inception) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a development stage company, has incurred a cumulative net loss since inception, and has a working capital deficiency and stockholders' deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 22, 2010

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS

	2009	2008
Current Assets:
Cash and Cash Equivalents	$4,128	$-

Total Current Assets	4,128	-

Total Assets	$4,128	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$-	$43
Accounts Payable	279	6,133
Loans Payable - Other	-	13,400
Loans Payable - Related Party	19,474	-

Total Current Liabilities	19,753	19,576

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(71,425)	(75,376)

Total Stockholders’ Deficiency	(15,625)	(19,576)

Total Liabilities and Stockholders’ Deficiency	$4,128	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Yeard Ended December 31,		For the Period February 20, 2007 (Inception) to
	2009	2008	December 31, 2009

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	18,979	31,400	58,004
Consulting Fees	-	14,500	14,500
General and Administrative Expenses	5,124	13,791	25,389
Start Up Costs	-	-	1,103

Total Costs and Expenses	24,103	59,691	98,996

Operating Loss	(24,103)	(59,691)	(98,996)

Other Income (Expense):
Interest Expense	(1,582)	(483)	(2,065)
Extinguishment of Debt	29,636	-	29,636

Total Other Income (Expense)	28,054	(483)	27,571

Net Income (Loss)	$3,951	$(60,174)	$(71,425)

Basic and Diluted Income (Loss) Per Share	$.00	$(.00)

Weighted Average Common Shares Outstanding	$12,400,000	$12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2009

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800

Common Stock Issued to Private Investors
At $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to Public
Offering at $.025 Per Share, August 25, 2007	900,000	90	19,910	-	20,000

Net Loss for the Period	-	-		(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended
December 31, 2008	-	-		(60,174)	(60,174)

Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951

Balance, December 31, 2009	12,400,000	$1,240	$54,560	$(71,425)	$(15,625)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the Year Ended		February 20, 2007
	December 31,		(Inception) to
	2009	2008	December 31, 2009

Cash Flows from Operating Activities:
Net Income (Loss)	$3,951	$(60,174)	$(71,425)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Extinguishment of Debt	(29,636)	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accounts Payable	(4,068)	5,758	2,065

Net Cash Used in Operating Activities	(29,753)	(54,416)	(98,996)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Bank Overdraft	(43)	43	-
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings - Related Party	19,474	-	19,474
Proceeds of Borrowings	14,450	13,400	27,850

Net Cash Provided by Financing Activities	33,881	13,443	103,124

Increase (Decrease) in Cash	4,128	(40,973)	4,128

Cash – Beginning of Period	-	40,973	-

Cash – End of Period	$4,128	$-	$4,128

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 -	Summary of Significant Accounting Policies

Organization

Watchtower, Inc. (“the Company”) was incorporated on February 20, 2007 under the laws of the State of Nevada.

The Company has not yet generated revenues from planned principal operations and is considered a development stage company.  The Company originally intended to market and resell agricultural based bio-diesel fuels. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or acquire.  Accordingly, the Company is now considered a blank check company.  There is no assurance, however, that the Company will achieve its objectives or goals.

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

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the years ended December 31, 2009 and 2008 and the period February 20, 2007 (inception) to December 31, 2009.

Income Taxes

The Company accounts for income taxes using the asset and liability method, the objective of which is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting and the tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.  A valuation allowance related to deferred tax assets is recorded when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

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

Research and Development

Research and development costs will be charged to expense in the period incurred.  The Company did not incur any research and development costs during the year ended December 31, 2009 and 2008 and the period February 20, 2007 (inception) to December 31, 2009.

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

Accounting Standards Codification

In June 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Codification 105, "Generally Accepted Accounting Principles" ("ASC 105").  On July 1, 2009, the FASB completed ASC 105 as the single source of authoritative U.S. generally accepted accounting principles ("GAAP"), superseding all then-existing authoritative accounting and reporting standards, except for rules and interpretive releases for the SEC under authority of federal securities laws, which are sources of authoritative GAAP for Securities and Exchange Commission registrants.  ASC 105 reorganizes the authoritative literature comprising U.S. GAAP into a topical format that eliminates the current GAAP hierarchy.  ASC 105 is effective for the Company in its year ended December 31, 2009.  ASC 105 is not intended to change U.S. GAAP and will have no impact on the Company's consolidated financial position, results of operations or cash flows.  However, since it completely supersedes existing standards, it will affect the way the Company references authoritative accounting pronouncements in its financial statements and other disclosure documents.

Subsequent Events

In May 2009, the FASB issued a new accounting standard which established general accounting standards and disclosure for subsequent events.  In accordance with this standard, the Company evaluated subsequent events through March 22, 2010.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -	Going Concern

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $71,425 for the period February 20, 2007 (inception) to December 31, 2009.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $15,625 at December 31, 2009.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -	Fair Value

Fair Value Measurement

FASB ASC 820 defines fair value, establishes a framework for measuring fair value, and establishes a fair value hierarchy which prioritizes the inputs to valuation techniques.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market.  Valuation techniques that are consistent with the market, income or cost approach, as specified by FASB ASC 820, are used to measure fair value.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -	Fair Value (Continued)

Fair Value Measurement (Continued)

The fair value hierarchy prioritizes the inputs to valuation techniques used to measure fair value into three broad levels:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities the Company has the ability to access.
•	Level 2 inputs are inputs (other than quoted prices included within level 1) that are observable for the assets or liability, either directly or indirectly.
•
Level 3 are unobservable inputs for the assets or liability and rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability.  (The unobservable inputs should be developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2009.

Assets	Level 1	Level 2	Level 3	Total

Cash and cash equivalents	$4,128	$-	$-	$4,128

Totals	$4,128	$-	$-	$4,128

Liabilities
Loans payable	$19,474	$-	$-	$19,474

Totals	$19,474	$-	$-	$19,474

Fair Value Option

FASB ASC 825, Financial Instruments, provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attributable for certain financial assets and liabilities.  Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made.  The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument.  The Company did not elect the fair value option for any of its financial assets or liabilities, and therefore, there was no impact on the Company's financial position, results of operations or cash flows.

NOTE 4 -	Loans Payable

Loans payable consisted of various advances made to the Company, bearing interest at 5% per annum and payable on demand.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 5 -	Loans Payable - Related Party

Loans payable to related party at December 31, 2009 bear interest at 5% per annum and are payable on demand.  Interest expense on these loans was $279 for the year ended December 31, 2009.

NOTE 6 -	Common Stock

In February 2007 the Company issued 8,000,000 shares of common stock to the Founders of the Company for $800.

In April 2007 the Company sold 3,500,000 shares of common stock for $35,000 to private investors.

On August 24, 2007 the Company sold 900,000 shares of common stock pursuant to its public offering for gross proceeds of $45,000.  Expenses of the public offering amounted to $25,000.

NOTE 7 -	Preferred Stock

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

NOTE 8 -	Extinguishment of Debt

Indebtedness consisting of loans payable in the amount of $27,850 and related accrued interest of $1,786 was forgiven during 2009 (see Note 4).

NOTE 9 -	Income Taxes

At December 31, 2009, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $71,000, which may be applied against future taxable income, if any, from 2027 to 2029.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2009, the Company had a deferred tax asset of approximately $24,000 representing the benefit of its net operating loss carryforwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Tate of 34% and the Company's effective tax rate of 0% is due to a decrease in the valuation allowance of approximately $3,000 for the year ended December 31, 2009.

Note 10	Change of Ownership and Management

On April 30, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 8,000,000 shares of common stock of the Company (the "Purchased Shares") to Sholom Drizin (the "Purchaser"). The consideration paid for the Purchased Shares, which represented 64.52% of the issued and outstanding common stock of the Company, was $50,000.

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

Item 9.   Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A.	Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (Exchange Act) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this annual report, has concluded that our disclosure controls and procedures are effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. We believe our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2009.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

CHANGES IN INTERNAL CONTOLS

During the year ended December 31, 2009, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.	Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2009 has been disclosed.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Menachem M. Schneerson	52	Director, Chairman, President and Chief Executive Officer

Shmaya Glick	39	Director, Treasurer, Secretary

Menachem M. Schneerson, age 52, is currently a real estate investor and manager and has been involved in real estate investment for the over twenty years. Through Delson Holding, Mr. Schneerson is involved with the management of a portfolio of buildings in New York City.

Shmaya Glick, age 39, is currently an executive in KTS Development, a company he founded in 2005, where he manages real estate projects, from building rehabilitations and renovations to new developments. He has held management and executive positions in the Construction Management, General Contracting, Real Estate Development and Finance industries for over 12 years.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2009, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Employment Contracts. We have no employment agreements with any of our directors or executive officers.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation on February 20, 2007.

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

Outstanding Equity Awards at Fiscal Year-End. Since our incorporation on February 20, 2007, no stock options or stock appreciation rights were granted to any of our directors or executive officers.  We have no long-term equity incentive plans.

Compensation of Directors. Since our incorporation on February 20, 2007, no compensation has been paid to any of our directors in consideration for their services rendered in their capacity as directors.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 19, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of March 19, 2010. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 100 Henry Street, Brooklyn, New York 11201.

Name of Beneficial Owner	Number ofShares of CommonStock Beneficially Owned	Percent of Common Stock Beneficially Owned
Sholom Drizin	8,000,000	64.5%

Menachem M. Schneerson	0	0%

Shmaya Glick	0	0%

All directors and executive officers as a group (two persons)	0	0%

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

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

On April 30, 2009, Yisroel Guttfreund and Yechezkel Klohr, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 8,000,000 shares of common stock of the Company (the “Purchased Shares”) to Sholom Drizin (the “Purchaser”). The consideration paid for the Purchased Shares, which represent 64.52% of the issued and outstanding share capital of the Company on a fully-diluted basis, was $50,000. The Purchaser used his personal funds to purchase the Purchased Shares.

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

Item 14.	Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008
Audit Fees	$11,000	$11,000
Audit Related Fees	$0	$0
Tax Fees	$0	$500
All Other Fees	$0	$0

As of December 31, 2009, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.	Exhibits. Financial Statement Schedules.

Exhibit	Description

3.1	Certificate of Incorporation of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

3.2	By-Laws of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.1	Form of Regulation S Subscription Agreement (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.2	Form of Investment Confirmation for the offering (annexed to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2007 and incorporated herein by reference)

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act (filed herewith)

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley (filed herewith)

SIGNATURES

In accordance with to requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHTOWER, INC.

Date: March 19, 2010	By:	/s/ Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

WATCHTOWER, INC.

Date: March 19, 2010	By:	/s/ Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

WATCHTOWER, INC.

Date: March 19, 2010	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)