Form 10-Q
period 2010-03-31
WATCHTOWER, INC.
filed 2010-05-17
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2010

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

The number of shares of the issuer’s common stock issued and outstanding as of May 14, 2010 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.
WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	March 31, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$2,174	$4,128

Total Current Assets	2,174	4,128

Total Assets	$2,174	$4,128

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts Payable	$5,917	$279
Loans Payable - Related Party	19,474	19,474

Total Current Liabilities	25,391	19,753

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(79,017)	(71,425)

Total Stockholders’ Deficiency	(23,217)	(15,625)

Total Liabilities and Stockholders’ Deficiency	$2,174	$4,128

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period February 20,
	For the Quarter Ended		2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	6,398	5,000	64,402
Consulting Fees	-	-	14,500
General and Administrative Expenses	954	400	26,343
Start Up Costs	-	-	1,103

Total Costs and Expenses	7,352	5,400	106,348

Operating Loss	(7,352)	(5,400)	(106,348)

Other Income (Expense):
Interest Expense	(240)	(321)	(2,305)
Extinguishment of Debt	-	-	29,636

Total Other Income (Expense)	(240)	(321)	27,331

Net Loss	$(7,592)	$(5,721)	$(79,017)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO MARCH 31, 2010

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-	800

Common Stock Issued to Private Investors
at $.01 Per Share	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-	20,000

Net Loss for the Period	-	-	-	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)

Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951

Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)

Net Loss for the Three Months Ended
March 31, 2010 (Unaudited)	-	-	-	(7,592)	(7,592)

Balance, March 31, 2010 (Unaudited)	12,400,000	$1,240	$54,560	$(79,017)	$(23,217)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the Quarter Ended		February 20, 2007
	March 31,		(Inception) to
	2010	2009	March 31, 2010
Cash Flows from Operating Activities:
Net Loss	$(7,592)	$(5,721)	$(79,017)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Extinguishment of Debt	-	-	(29,636)
Increase in Accounts Payable	5,638	-	7,703
(Decrease) in Accrued Expenses	-	(1,879)	-

Net Cash Used in Operating Activities	(1,954)	(7,600)	(100,950)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Bank Overdraft	-	(43)	-
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings	-	7,850	27,850
Proceeds of Borrowings - Related Party	-	-	19,474

Net Cash Provided by Financing Activities	-	7,807	103,124

Increase (Decrease) in Cash	(1,954)	207	2,174

Cash – Beginning of Period	4,128	-	-

Cash – End of Period	$2,174	$207	$2,174

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed financial statements should be read in conjunction with the Company's December 31, 2009 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $7,592 for the three months ended March 31, 2010 and a net loss of $79,017 for the period February 20, 2007 (inception) to March 31, 2010.  In addition, the Company has a working capital deficiency and stockholders' deficiency of $23,217 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -    Loans Payable - Related Party

Loans payable to related party consist of advances bearing interest at 5% per annum and due on demand.  These loans were made by an entity owned by the new principal shareholders of the Company (see Note 5).
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

NOTE 5 -    Change in Ownership and Management

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

Item 2.         Management’s Discussion and Analysis or Plan of Operations.

As used in this Form 10-Q, references to “Watchtower,” the “Company,” “we,” “our” or “us” refer to Watchtower, Inc. Unless the context otherwise indicates.

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

For a description of such risks and uncertainties refer to our Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 24, 2010. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Effective as of April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer of the Company and resigned as a director of the Company, effective 10 days after the filing of an information statement pursuant to Rule 14f-1, filed May 11, 2009 and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as Secretary and Treasurer.

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

The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature. The discussion of the proposed plan of operation under this caption and throughout this Quarterly Report is purposefully general and is not meant to be restrictive of the Company's virtually unlimited discretion to search for and enter into potential business opportunities.

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

Management anticipates that it will only participate in one potential business venture. This lack of diversification should be considered a substantial risk in investing in the Company because it will not permit the Company to offset potential losses from one venture against gains from another. The Company may seek a business opportunity with a firm which only recently commenced operations, or a developing company in need of additional funds for expansion into new products or markets, or seeking to develop a new product or service, or an established business which may be experiencing financial or operating difficulties and is in need of additional capital which is perceived to be easier to raise by a public company. In some instances, a business opportunity may involve the acquisition or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. The Company may purchase assets and establish wholly owned subsidiaries in various businesses or purchase existing businesses as subsidiaries.

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

The Company will not restrict its search to any specific kind of business, but may acquire a venture which is in its preliminary or development stage, which is already in operation, or in essentially any stage of its corporate life. It is currently impossible to predict the status of any business in which the Company may become engaged, in that such business may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer.

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

Results of Operations For the three months ended March 31, 2010 compared to the three months ended March 31, 2009

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 24, 2010, as amended. Results for interim periods may not be indicative of results for the full year.

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended March 31, 2010 and 2009.

Total operating expenses

During the three (3) months ended March 31, 2010 and 2009, total operating expenses were $7,352 and $5,400, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended March 31, 2010 and 2009, the net loss was $7,592 and $5,721, respectively.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2010 reflects that the Company has $2,174 in cash and cash equivalents.  The Company is a development stage company and has not commenced planned principal operations.

The focus of Watchtower’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Watchtower has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Watchtower does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Watchtower presently owns no real property and at this time has no intention of acquiring any such property. Watchtower’s primary expected expenses are comprised of professional fees primarily incident to its reporting requirements.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company had no revenues and incurred a net loss of $7,592 for the three months ended March 31, 2010 and a net loss of $79,017 for the period February 20, 2007 (inception) to March 31, 2010.  In addition, the Company has a working capital deficiency and stockholders' deficiency of $23,217 at March 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Submission of Matters to a Vote of Security Holders.

There was no matter submitted to a vote of security holders during the fiscal quarter ended March 31, 2010.

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

WATCHTOWER, INC.

Dated: May 17, 2010	By:	/s/Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 17, 2010	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)