Form 10-Q
period 2010-06-30
WATCHTOWER, INC.
filed 2010-08-13
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2010

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

The number of shares of the issuer’s common stock issued and outstanding as of August 11, 2010 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	June 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash	$-	$4,128

Total Current Assets	-	4,128

Total Assets	$-	$4,128

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Bank Overdraft	$1,205	$-
Accrued Interest- Related Party	836	279
Loans Payable - Related Party	29,474	19,474

Total Current Liabilities	31,515	19,753

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(87,315)	(71,425)

Total Stockholders’ Deficiency	(31,515)	(15,625)

Total Liabilities and Stockholders’ Deficiency	$-	$4,128

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)
					For the Period
	For the Six Months Ended		For the Quarter Ended		February 20, 2007
	June 30,		June 30,		(Inception) To
	2010	2009	2010	2009	June 30, 2010

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	13,398	11,104	7,000	6,104	71,402
Consulting Fees	-	-	-	-	14,500
General and Administrative Expenses	1,936	2,671	982	2,271	27,325
Start Up Costs	-	-	-	-	1,103

Total Costs and Expenses	15,334	13,775	7,982	8,375	114,330

Operating Loss	(15,334)	(13,775)	(7,982)	(8,3750	(114,330)

Other Income (Expense):
Interest Expense	(556)	(757)	(316)	(436)	(2,621)
Extinguishment of Debt	-	-	-	-	29,636

Total Other Income (Expense)	(556)	(757)	(316)	(436)	27,015

Net Loss	$(15,890)	$(14,532)	$(8,298)	$(8,811)	$(87,315)

Basic and Diluted Loss Per Share	$0.00	$0.00	$0.00	$0.00

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO JUNE 30, 2010

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-	800

Common Stock Issued to Private
Investors at $.01 Per Share	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to
Public Offering at $.05 per share,
Net of Expenses of Offering	900,000	90	19,910	-	20,000

Net Loss for the Period	-	-	-	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)

Balance, December, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951

Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)

Net Loss for the Six Months Ended
June 30, 2010 (Unaudited)	-	-	-	(15,890)	(15,890)

Balance, June 30, 2010 (Unaudited)	12,400,000	$1,240	$54,560	$(87,315)	$(31,515)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the Six Months Ended June 30,		February 20, 2007 (Inception) to
	2010	2009	June 30, 2010
Cash Flows from Operating Activities:
Net Loss	$(15,890)	$(14,532)	$(87,315)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Extinguishment of Debt	-	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease )in Accounts Payable	-	(4,407)	1,786
Increase in Accrued Interest-Related Party	557	14	836

Net Cash Used in Operating Activities	(15,333)	(18,925)	(114,329)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Bank Overdraft	1,205	(9)	1,205
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings	-	18,934	27,850
Proceeds of Borrowings - Related Party	10,000	-	29,474

Net Cash Provided by Financing Activities	11,205	18,925	114,329

Decrease in Cash	(4,128)	-	-

Cash – Beginning of Period	4,128	-	-

Cash – End of Period	$-	$-	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $15,890 for the six months ended June 30, 2010 and a net loss of $87,315 for the period February 20, 2007 (inception) to June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the six months ended June 30, 2010 the Company borrowed $10,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Certain items in these unaudited condensed financial statements have been reclassified to conform to the current period presentation.

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

NOTE 3 -    Loans Payable - Related Party

Loans payable to related party consist of advances bearing interest at 5% per annum and are due on demand.  These loans were made by an individual who is the new principal shareholder of the Company (see Note 5).

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

Results of Operations For the three months ended June 30, 2010 compared to the three months ended June 30, 2009

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended June 30, 2010 and 2009.

Total operating expenses

During the three (3) months ended June 30, 2010 and 2009, total operating expenses were $7,982 and $8,375, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended June 30, 2010 and 2009, the net loss was $8,298 and $8,811, respectively, and $87,315 for the period February 20, 2007 (inception) to June 30, 2010.

Results of Operations For the six months ended June 30, 2010 compared to the six months ended June 30, 2009

Revenues

The Company did not generate any revenues for the six (6) months ended June 30, 2010 and 2009.

Total operating expenses

During the six (6) months ended June 30, 2010 and 2009, total operating expenses were $15,334 and $13,775, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the six (6) months ended June 30, 2010 and 2009, the net loss was $15,890 and $14,532, respectively, and $87,315 for the period February 20, 2007 (inception) to June 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2010 reflects that the Company has a bank overdraft in the amount of $1,205.  The Company is a development stage company and has not commenced planned principal operations.  During the six months ended June 30, 2010 the Company borrowed $10,000 from a related party. The loan bears interest at the rate of 5% per annum and is payable on demand. The loan was made for working capital purposes and was not memorialized.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $15,890 for the six months ended June 30, 2010 and a net loss of $87,315 for the period February 20, 2007 (inception) to June 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4(T).   Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

Item 4.         Removed and Reserved.

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

WATCHTOWER, INC.

Dated: August 13, 2010	By:	/s/Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2010	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)