Form 10-Q
period 2010-09-30
WATCHTOWER, INC.
filed 2010-11-15
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2010

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
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

The number of shares of the issuer’s common stock issued and outstanding as of November 9, 2010 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS

	September 30, 2010	December 31, 2009
	(Unaudited)

Cash	$5,882	$4,128

Total Current Assets	5,882	4,128

Total Assets	$5,882	$4,128

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$740	$-
Accrued Interest - Related Party	1,279	279
Loans Payable - Related Party	39,474	19,474

Total Current Liabilities	41,493	19,753

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(91,411)	(71,425)

Total Stockholders’ Deficiency	(35,611)	(15,625)

Total Liabilities and Stockholders’ Deficiency	$5,882	$4,128

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the		For the		For the Period
	Nine Months Ended		Quarter Ended		February 20, 2007
	September 30,		September 30,		(Inception) To
	2010	2009	2010	2009	September 30, 2010

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	15,898	14,604	2,500	3,500	73,902
Consulting Fees	-	-	-	-	14,500
General and Administrative Expenses	3,088	3,462	1,152	791	28,477
Start Up Costs	-	-	-	-	1,103

Total Costs and Expenses	18,986	18,066	3,652	4,291	117,982

Operating Loss	(18,986)	(18,066)	(3,652)	(4,291)	(117,982)

Other Income (Expense):
Interest Expense	(1,000)	(1,394)	(444)	(637)	(3,065)
Extinguishment of Debt	-	-	-	-	29,636

Total Other Income (Expense)	(1,000)	(1,394)	(444)	(637)	26,571

Net Loss	$(19,986)	$(19,460)	$(4,096)	$(4,928)	$(91,411)

Basic and Diluted Loss Per Share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPTEMBER 30, 2010

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800

Common Stock Issued to Private Investors at $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to Public Offering at
$.05 per share, Net of Expenses of Offering, August 25, 2007	900,000	90	19,910	-	20,000

Net Loss for the Period	-	-	-	(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended December 31, 2008	-	-	-	(60,174)	(60,174)

Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Income for the Year Ended December 31, 2009	-	-	-	3,951	3,951

Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)

Net Loss for the Nine Months Ended September 30, 2010 (Unaudited)	-	-	-	(19,986)	(19,986)

Balance, September 30, 2010 (Unaudited)	12,400,000	$1,240	$54,560	$(91,411)	$(35,611)

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the		For the Period
	Nine Months Ended		February 20, 2007
	September 30,		(Inception) to
	2010	2009	September 30, 2010

Cash Flows from Operating Activities:
Net Loss	$(19,986)	$(19,460)	$(91,411)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	740	-	740
(Decrease) in Accounts Payable	-	(4,255)	-
Increase in Accrued Interest - Related Party	1,000	-	1,279

Net Cash Used in Operating Activities	(18,246)	(23,715)	(89,392)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Bank Overdraft	-	(9)	-
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings - Loans Payable	-	14,450	-
Proceeds of Borrowings - Loans Payable -
Related Party	20,000	9,274	39,474

Net Cash Provided by Financing Activities	20,000	23,715	95,274

Increase in Cash	1,754	-	5,882
Cash – Beginning of Period	4,128	-	-

Cash – End of Period	$5,882	$-	$5,882

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $19,986 for the nine months ended September 30, 2010 and a net loss of $91,411 for the period February 20, 2007 (inception) to September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

          The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the nine months ended September 30, 2010 the Company borrowed $20,000 from a related party, for working capital purposes.  There can be no assurances that the Company will be able to raise the additional funds it requires.

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

NOTE 3 -                Loans Payable - Related Party

Loans payable to related party consist of advances bearing interest at 5% per annum and payable on demand.  These loans were made by an individual who is the new principal shareholder of the Company (see Note 5).

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

NOTE 5 -                Change of Ownership and Management

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

Effective as of April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as an officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer and director of the Company and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as Secretary and Treasurer.

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

History

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

Sources of Opportunities

The Company anticipates that business opportunities for possible acquisition will be referred by various sources, including its officers and directors, professional advisors, securities broker-dealers, venture capitalists, members of the financial community, and others who may present unsolicited proposals.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, including investors in this offering, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

With respect to any mergers or acquisitions, negotiations with target company management will be expected to focus on the percentage of the Company which target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's shareholders will in all likelihood would hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's then shareholders, including purchasers in this offering.

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

Results of Operations For the three months ended September 30, 2010 compared to the three months ended September 30, 2009

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended September 30, 2010 and 2009.

Total operating expenses

During the three (3) months ended September 30, 2010 and 2009, total operating expenses were $3,652 and $4,291 respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the three (3) months ended September 30, 2010 and 2009, the net loss was $4,096 and $4,928, respectively, and the net loss amounts to $91,411 for the period February 20, 2007 (inception) to September 30, 2010.

Results of Operations For the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2010 and 2009.

Total operating expenses

During the nine (9) months ended September 30, 2010 and 2009, total operating expenses were $18,986 and $18,066, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements.

Net loss

During the nine (9) months ended September 30, 2010 and 2009, the net loss was $19,986 and $19,460, respectively, and and the net loss amounts to $91,411 for the period February 20, 2007 (inception) to September 30, 2010.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2010 reflects that the Company has cash in the amount of $5,882.  The Company is a development stage company and has not commenced planned principal operations.  During the nine months ended September 30, 2010 the Company borrowed $20,000 from a related party. The loan bears interest at the rate of 5% per annum and is payable on demand. The loan was made for working capital purposes and was not memorialized.

The focus of Watchtower’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Watchtower has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Watchtower does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Watchtower presently owns no real property and at this time has no intention of acquiring any such property. Watchtower’s primary expected expenses are comprised substantially of professional fees primarily incident to its reporting requirements.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $19,986 for the nine months ended September 30, 2010 and a net loss of $91,411 for the period from February 20, 2007 (inception) to September 30, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WATCHTOWER, INC.

Dated: November 10, 2010	By:	/s/Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 10, 2010	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)