Form 10-K
period 2010-12-31
WATCHTOWER, INC.
filed 2011-03-25
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes   ☐  No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock issued and outstanding as of March 21, 2011 was 12,400,000 shares.

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

On April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer of the Company and resigned as a director of the Company 10 days after the filing of the  information statement pursuant to Rule 14f-1, filed with the Securities and Exchange Commission on May 11, 2009, and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as secretary,treasurer and a director.

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

Holders

As of March 21, 2011, there were 12,400,000 common shares issued and outstanding, which were held by 41 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2010.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2010.

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

Results of Operations

Years Ended December 31, 2010 and 2009

We have $1,138 in cash and cash equivalents, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2010 and 2009. Total operating costs and expenses during the year ended December 31, 2010 were $25,266 for a net loss of $26,770 compared to total operating costs and expenses of $24,103 for net income of $3,951 for the year ended December 31, 2009. The net income for the year ended December 31, 2009 was as a result of First Line Capital LLC forgiving the Company’s loans in the aggregate amount of $29,636.  Expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses. We have incurred a cumulative net loss of $98,195 for the period February 20, 2007 (inception) to December 31, 2010.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2010 reflects that the Company has $1,138 in assets. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $42,395 at December 31, 2010.

As of December 31, 2010 and 2009, loans payable to related party bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Interest expense on these loans was $1,504 and $279 for the years ended December 31, 2010 and 2009, respectively.

The focus of Watchtower’s efforts is to acquire or develop an operating business.  Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company.  Watchtower has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Watchtower does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards.  Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued.  Watchtower presently owns no real property and at this time has no intention of acquiring any such property.  Watchtower’s significant expected expenses are comprised primarily of professional fees incident to its reporting requirements.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $98,195 for the period February 20, 2007 (inception) to December 31, 2010.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $42,395 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2010, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2010, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon our principal shareholder’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially. In addition, as our principal shareholder is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.       Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Watchtower, Inc.

We have audited the accompanying balance sheets of Watchtower, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2010 and 2009, and the period February 20, 2007 (inception) to December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended December 31, 2010 and 2009, and the period February 20, 2007 (inception) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 22, 2011

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

ASSETS
	December 31,
	2010	2009

Current Assets:
Cash and Cash Equivalents	$1,138	$4,128

Total Current Assets	1,138	4,128

Total Assets	$1,138	$4,128

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$2,274	$-
Accrued Interest - Related Party	1,785	279
Loans Payable - Related Party	39,474	19,474

Total Current Liabilities	43,533	19,753

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(98,195)	(71,425)

Total Stockholders’ Deficiency	(42,395)	(15,625)

Total Liabilities and Stockholders’ Deficiency	$1,138	$4,128

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the Year Ended		February 20, 2007
	December 31,		(Inception) to
	2010	2009	December 31, 2010

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	21,273	18,979	79,277
Consulting Fees	-	-	14,500
General and Administrative Expenses	3,993	5,124	29,382
Start Up Costs	-	-	1,103

Total Costs and Expenses	25,266	24,103	124,262

Operating Loss	(25,266)	(24,103)	(124,262)

Other Income (Expense):
Interest Expense	(1,504)	(1,582)	(3,569)
Extinguishment of Debt	-	29,636	29,636

Total Other Income (Expense)	(1,504)	28,054	26,067

Net Income (Loss)	$(26,770)	$3,951	$(98,195)

Basic and Diluted Income (Loss) Per Share	$0.00	$0.00

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2010

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-

Common Stock Issued to Founders
at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800

Common Stock Issued to Private Investors
At $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000

Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, Net of Expenses
of Offering, August 25, 2007	900,000	90	19,910	-	20,000

Net Loss for the Period	-	-		(15,202)	(15,202)

Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598

Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)

Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)

Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951

Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)

Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)	(26,770)

Balance, December 31, 2010	12,400,000	$1,240	$54,560	$(98,195)	$(42,395)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the Year Ended		February 20, 2007
	December 31,		(Inception) to
	2010	2009	December 31, 2010
Cash Flows from Operating Activities:
Net Income (Loss)	$(26,770)	$3,951	$(98,195)
Adjustments to Reconcile Net Income (Loss) to
Net Cash Used in Operating Activities:
Extinguishment of Debt	-	(29,636)	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	2,274	(4,347)	4,060
Increase in Accrued Interest - Related Party	1,506	279	1,785
Net Cash Used in Operating Activities	(22,990)	(29,753)	(121,986)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Bank Overdraft	-	(43)	-
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings - Loans Payable -
Related Party	20,000	19,474	39,474
Proceeds of Borrowings - Loans Payable	-	14,450	27,850

Net Cash Provided by Financing Activities	20,000	33,881	123,124

Increase (Decrease) in Cash	(2,290)	4,128	1,138

Cash – Beginning of Period	4,128	-	-

Cash – End of Period	$1,138	$4,128	$1,138

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

Revenue Recognition

For revenue from product sales, the Company will recognize revenue in accordance with Staff Accounting Bulletin No. 104, “Revenue Recognition” (SAB No. 104), which superseded Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (SAB No. 101).  SAB No. 104 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) are based on management’s judgment regarding the fixed nature of the selling prices of the products delivered and the collectibility of those amounts.  Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments will be provided for in the same period the related sales are recorded.

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the years ended December 31, 2010 and 2009 and the period February 20, 2007 (inception) to December 31, 2010.

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

Research and Development

Research and development costs will be charged to expense in the period incurred.  The Company did not incur any research and development costs during the year ended December 31, 2010 and 2009 and the period February 20, 2007 (inception) to December 31, 2010.

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

Fair Value of Financial Instruments

The carrying value of cash, accrued expenses and loans payable approximate fair value because of the immediate or short-term maturity of these financial instruments.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 2 -        Going Concern

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $98,195 for the period February 20, 2007 (inception) to December 31, 2010.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $42,395 at December 31, 2010.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 4 -        Loans Payable

Loans payable consist of various advances made to the Company, bearing interest at 5% per annum and payable on demand (see Note 8).

NOTE 5 -        Loans Payable - Related Party

Loans payable to related party at December 31, 2010 and 2009 bear interest at 5% per annum and are payable on demand.  They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 10).  Interest expense on these loans was $1,504 and $279 for the years ended December 31, 2010 and 2009, repsectively.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 9 -        Income Taxes

At December 31, 2010, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $98,000, which may be applied against future taxable income, if any, from 2028 to 2030.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2010, the Company had a deferred tax asset of approximately $33,000 representing the benefit of its net operating loss carryforwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Tate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $9,000 for the year ended December 31, 2010.

NOTE 10 -      Change of Ownership and Management

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

Effective as of April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as an officer and director of the Company, (ii) Yechezkel Klohr resigned from his positions as an officer and director of the Company and (iii) the Board of Directors of the Company elected (a) Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and (b) Shmaya Glick, as secretary treasurer and a director.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2010, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2010.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls

During the year ended December 31, 2010, there was no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management’s override of the control. The design of any systems of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of these inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Individual persons perform multiple tasks which normally would be allocated to separate persons and therefore extra diligence must be exercised during the period these tasks are combined. Management is aware of the risks associated with the lack of segregation of duties at the Company due to the small number of employees currently dealing with general administrative and financial matters. Although management will periodically reevaluate this situation, at this point it considers the risks associated with such lack of segregation of duties and that the potential benefits of adding employees to segregate such duties do not justify the substantial expense associated with such increases. It is also recognized the Company has not designated an audit committee and no member of the board of directors has been designated or qualifies as a financial expert. The Company will address these concerns at the earliest possible opportunity.

Item 9B.    Other Information.

There are no further disclosures. All information that was required to be disclosed in a Form 8-K during the fourth quarter 2010 has been disclosed.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Menachem M. Schneerson	53	Director, Chairman, President and Chief Executive Officer

Shmaya Glick	40	Director, Treasurer, Secretary

Menachem M. Schneerson, age 53, is currently a real estate investor and manager and has been involved in real estate investment for the over twenty years. Through Delson Holding, Mr. Schneerson is involved with the management of a portfolio of buildings in New York City.

Shmaya Glick, age 40, is currently an executive in KTS Development, a company he founded in 2005, where he manages real estate projects, from building rehabilitations and renovations to new developments. He has held management and executive positions in the Construction Management, General Contracting, Real Estate Development and Finance industries for over 12 years.

Mr. Schneerson is married to Sholom Drizin’s daughter and Mr. Glick is married to Mr. Drizin’s niece. There are currently no arrangements or agreements regarding the compensation of either Mr. Schneerson or Mr. Glick with respect to serving as officers and directors of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2010, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Long-Term Incentive Plans. As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 21, 2011, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of March 21, 2011. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 100 Henry Street, Brooklyn, New York 11201.

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

Item 14.    Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2010	Fiscal Year Ended December 31, 2009
Audit Fees	$11,000	$11,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2010, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHTOWER, INC.

Dated: March 21, 2011	By:	/s/ Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 21, 2011	By:	/s/ Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: March 21, 2011	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)