Form 10-Q
period 2011-06-30
WATCHTOWER, INC.
filed 2011-08-12
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2011

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

The number of shares of the issuer’s common stock issued and outstanding as of August 8, 2011 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current Assets:
Cash	$1,921	$1,138
Miscellaneous Receivables	677	-
Total Current Assets	2,598	1,138
Total Assets	$2,598	$1,138
LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$10,448	$2,274
Accrued Interest- Related Party	2,929	1,785
Loans Payable - Related Party	49,474	39,474
Total Current Liabilities	62,851	43,533
Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(116,053)	(98,195)
Total Stockholders’ Deficiency	(60,253)	(42,395)
Total Liabilities and Stockholders’ Deficiency	$2,598	$1,138

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,		For the Quarter Ended June 30,				For the Period February 20, 2007 (Inception) To
	2011	2010	2011		2010		June 30, 2011
Net Revenues	$-	$-		$-		$-	$-
Costs and Expenses:
Professional Fees	13,323	13,398		5,500		7,000	92,600
Consulting Fees	-	-		-		-	14,500
General and Administrative Expenses	3,390	1,936		511		982	32,772
Start Up Costs	-	-		-		-	1,103
Total Costs and Expenses	16,713	15,334		6,011		7,982	140,975
Operating Loss	(16,713)	(15,334)		(6,011)		(7,982)	(140,975)
Other Income (Expense):
Interest Expense	(1,145)	(556)		(617)		(316)	(4,714)
Extinguishment of Debt	-	-		-		-	29,636
Total Other Income (Expense)	(1,145)	(556)		(617)		(316)	24,922
Net Loss	$(17,858)	$(15,890)	$	(6,628)	$	(8,298)	$ (116,053)
Basic and Diluted Loss Per Share	$(.00)	$(.00)	$	( .00)	$	( .00)
Weighted Average Common Shares Outstanding	12,400,000	12,400,000		12,400,000		12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO JUNE 30, 2011

				Deficit
				Accumulated
			Additional	During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007	-	$-	$-	$-		$-
Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-		800
Common Stock Issued to Private Investors
at $.01 Per Share	3,500,000	350	34,650	-		35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-		20,000
Net Loss for the Period	-	-	-	(15,202)		(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)		40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)		(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)		(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951		3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)		(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)		(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)		(42,395)
Net Loss for the Six Months Ended
June 30, 2011 (Unaudited)	-	-	-	(17,858)		(17,858)
Balance, June 30, 2011 (Unaudited)	12,400,000	$1,240	$54,560	$(116,053)	$	(60,253)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,				For the Period February 20, 2007 (Inception) to
	2011		2010		June 30, 2011
Cash Flows from Operating Activities:
Net Loss	$	(17,858)	$	(15,890)	$(116,053)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Extinguishment of Debt		-		-	(29,636)
Changes in Assets and Liabilities:
Increase in Miscellaneous Receivables		(677)		-	(677)
Increase in Accrued Expenses		8,174		-	12,234
Increase in Accrued Interest-Related Party		1,144		557	2,929
Net Cash Used in Operating Activities		(9,217)		(15,333)	(131,203)
Cash Flows from Investing Activities:		-		-	-
Cash Flows from Financing Activities:
Bank Overdraft		-		1,205	-
Proceeds from Sale of Common Stock		-		-	80,800
Expenses of Public Offering		-		-	(25,000)
Proceeds of Borrowings		-		-	27,850
Proceeds of Borrowings - Related Party		10,000		10,000	49,474
Net Cash Provided by Financing Activities		10,000		11,205	133,124
Increase (Decrease) in Cash		783		(4,128)	1,921
Cash – Beginning of Period		1,138		4,128	-
Cash – End of Period		$1,921		$-	$1,921
Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-	$-
Income Taxes Paid		$-		$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $17,858 for the six months ended June 30, 2011 and a net loss of $116,053 for the period February 20, 2007 (inception) to June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the six months ended June 30, 2011 the Company borrowed $10,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -  Loans Payable - Related Party

During the quarter ended March 31, 2011 the Company received an additional loan of $10,000 from a related party bringing the total amount owed at June 30, 2011 to $49,474.  The loans bear interest at 5% per annum and are payable on demand.  They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 5).  Interest expense on these loans was $1,145 and $556 for the six months ended June 30, 2011 and June 30, 2010, respectively.

NOTE 3 - Preferred Stock

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

NOTE 7 - Subsequent Events

In July 2011, the Company borrowed an additional $10,000 from its principal shareholder (see Notes 2 and Note 5).

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

Results of Operations For the three months ended June 30, 2011 compared to the three months ended June 30, 2010

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended June 30, 2011 and 2010.

Total operating expenses

During the three (3) months ended June 30, 2011 and 2010, total operating expenses were $6,011 and $7,982, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $6,011, $5,500 consisted of professional fees and $511 consisted of general and administrative expenses.

Net loss

During the six (6) months ended June 30, 2011 and 2010, the net loss was $17,858 and $15,890, respectively, and the net loss amounts to $116,053 for the period February 20, 2007 (inception) to June 30, 2011.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2011 reflects that the Company has cash in the amount of $1,921.  The Company is a development stage company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has no planned operations.  The Company had no revenues and incurred a net loss of $6,628 for the three months ended June 30, 2011 and a net loss of $116,053 for the period from February 20, 2007 (inception) to June 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WATCHTOWER, INC.

Dated: August 11, 2011	By:	/s/Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 11, 2011	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)