Form 10-Q
period 2011-09-30
WATCHTOWER, INC.
filed 2011-11-14
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2011

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

The number of shares of the issuer’s common stock issued and outstanding as of November 10, 2011 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.   Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	September 30, 2011	December 31, 2010
	(Unaudited)

Current Assets:
Cash	$-	$1,138
Total Current Assets	-	1,138
Total Assets	$-	$1,138

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Cash Overdraft	$924	$-
Accrued Expenses	2,625	2,274
Accrued Interest- Related Party	3,646	1,785
Loans Payable - Related Party	59,474	39,474
Total Current Liabilities	66,669	43,533
Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(122,469)	(98,195)
Total Stockholders’ Deficiency	(66,669)	(42,395)
Total Liabilities and Stockholders’ Deficiency	$-	$1,138

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Quarter Ended		For the Period February 20, 2007 (Inception) To
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Net Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
Professional Fees	15,823	15,898	2,500	2,500	95,100
Consulting Fees	-	-	-	-	14,500
General and Administrative Expenses	6,590	3,088	3,200	1,152	35,972
Start Up Costs	-	-	-	-	1,103
Total Costs and Expenses	22,413	18,986	5,700	3,652	146,675
Operating Loss	(22,413)	(18,986)	(5,700)	(3,652)	(146,675)
Other Income (Expense):
Interest Expense	(1,861)	(1,000)	(716)	(444)	(5,430)
Extinguishment of Debt	-	-	-	-	29,636
Total Other Income (Expense)	(1,861)	(1,000)	(716)	(444)	24,206
Net Loss	$(24,274)	$(19,986)	$(6,416)	$(4,096)	$(122,469)
Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$(.00)
Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPTEMBER 30, 2011

				Deficit
			Additional	Accumulated
	Common Stock		Paid-In	During the
	Shares	Amount	Capital	Development Stage	Total

Balance, February 20, 2007	-	$-	$-	$-		$-
Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-		800
Common Stock Issued to Private Investors
at $.01 Per Share	3,500,000	350	34,650	-		35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-		20,000
Net Loss for the Period	-	-	-	(15,202)		(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)		40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)		(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)		(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951		3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)		(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)		(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)		(42,395)
Net Loss for the Nine Months Ended
September 30, 2011 (Unaudited)	-	-	-	(24,274)		(24,274)
Balance, September 30, 2011 (Unaudited)	12,400,000	$1,240	$54,560	$(122,469)	$	(66,669)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended			For the Period February 20, 2007 (Inception) to
	September 30,			September 30,
	2011	2010		2011

Cash Flows from Operating Activities:
Net Loss	$(24,274)	$	(19,986)	$(122,469)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Extinguishment of Debt	-		-	(29,636)
Changes in Assets and Liabilities:
Increase in Accrued Expenses	351		740	4,411
Increase in Accrued Interest-Related Party	1,861		1,000	3,646
Net Cash Used in Operating Activities	(22,062)		(18,246)	(144,048)
Cash Flows from Investing Activities:	-		-	-
Cash Flows from Financing Activities:
Cash Overdraft	924		-	924
Proceeds from Sale of Common Stock	-		-	80,800
Expenses of Public Offering	-		-	(25,000)
Proceeds of Borrowings	-		-	27,850
Proceeds of Borrowings - Related Party	20,000		20,000	59,474
Net Cash Provided by Financing Activities	20,924		20,000	144,048
Increase (Decrease) in Cash	(1,138)		1,754	-
Cash – Beginning of Period	1,138		4,128	-
Cash – End of Period	$-		$5,882	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-		$-	$-
Income Taxes Paid	$-		$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $24,274 for the nine months ended September 30, 2011 and a net loss of $122,469 for the period February 20, 2007 (inception) to September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the nine months ended September 30, 2011 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

During the quarter ended September 30, 2011 the Company received an additional loan of $10,000 from a related party bringing the total amount owed at September 30, 2011 to $59,474.  The loans bear interest at 5% per annum and are payable on demand.  They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 5).  Interest expense on these loans was $1,861 and $1,000 for the nine months ended September 30, 2011 and September 30, 2010, respectively.

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

Results of Operations For the three months ended September 30, 2011 compared to the three months ended September 30, 2010

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended September 30, 2011 and 2010.

Total operating expenses

During the three (3) months ended September 30, 2011 and 2010, total operating expenses were $5,700 and $3,652, respectively, which were primarily the result of fees forprofessional and general and administrative expenses associated with fulfilling the Company’s SEC reporting requirements. Of the $5,700, $2,500 consisted of professional fees and $3,200 consisted of general and administrative expenses.

Net loss

During the nine (9) months ended September 30, 2011 and 2010, the net loss was $24,274 and $19,986, respectively, and the net loss amounted to $122,469 for the period February 20, 2007 (inception) to September 30, 2011.

The Company's expenses have been financed solely from borrowings from a related party. For the nine months ended September 30, 2011, the Company owes such party $20,000; from inception until September 30, 2011 the Company owes such related party an aggregate of $59,474.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2011 reflects that the Company has no cash.  The Company is a development stage shell company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage shell company and has no planned operations.  The Company had no revenues and incurred a net loss of $6,416 for the three months ended September 30, 2011 and a net loss of $122,469 for the period from February 20, 2007 (inception) to September 30, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None.

Item 4.      Removed and Reserved.

Item 5.      Other Information.

None

Item 6.      Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL INSTANCE DOCUMENT

101.SCH **	XBRL TAXONOMY EXTENSION SCHEMA DOCUMENT

101.CAL **	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE DOCUMENT

101.DEF **	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE DOCUMENT

101.LAB **	XBRL TAXONOMY EXTENSION LABEL LINKBASE DOCUMENT

101.PRE **	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE DOCUMENT

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: November __, 2011	By:	/s/Menachem M. Schneerson
Menachem M. Schneerson
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November __, 2011	By:	/s/ Shmaya Glick
Shmaya Glick
Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)