Form 10-K
period 2011-12-31
WATCHTOWER, INC.
filed 2012-03-29
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

Commission file number: 000-52783

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐ No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock issued and outstanding as of March 23, 2012 was 12,400,000 shares.

Documents Incorporated By Reference:  None

PART I

Item 1.  Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company,”, the “Registrant,” “we,” “our” or “us” refer to Watchtower, Inc., unless the context otherwise indicates.

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

Corporate Background

Watchtower, Inc. (the “Company”) was incorporated on February 20, 2007, in the State of Nevada. We were focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intended to market and resell agricultural based bio-diesel fuels. Bio-diesel is fuel made from vegetable oils or animal fats which can be used in existing diesel engines, such as ethanol. Our goal was to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States. Since inception, the Company conducted virtually no business other than organizational matters, filing its Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission (the “SEC”) on August 20, 2007 (the “Registration Statement”), and filings of periodic reports with the SEC pursuant to the reporting requirements of Securities Exchange Act of 1934, as amended (the “Exchange Act”).

In April 2007, we raised an aggregate of $35,000 from 39 investors in a private placement. These funds were used by us primarily in connection with the preparation of our Registration Statement relating to (i) the resale of 3,500,000 shares of our common stock, par value $0.0001 per share which were issued and outstanding and offered and sold by the holders thereof, and (ii) the sale of up to 5,000,000 shares of common stock, par value $0.0001 per share, to be offered and sold by us. The 5,000,000 shares offered by the Company were offered and sold at a price of $0.05 per share on a "best efforts basis" by our directors and officers.

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

We are now considered a blank check company. The SEC defines those companies as “any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Exchange Act, and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies.” Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the “Securities Act”), we also qualify as a “shell company,” because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of “blank check” companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Item 4.  Mine Safety Disclosures.

None

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

Holders

As of March 23, 2012, there were 12,400,000 common shares issued and outstanding, which were held by 40 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2011.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2011.

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

Results of Operations

Years Ended December 31, 2011 and 2010

We had $3,570 in cash and cash equivalents as of December 31, 2011, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2011 and 2010. Total operating costs and expenses during the year ended December 31, 2011 were $26,294 for a net loss of $28,970 compared to total operating costs and expenses of $25,266 for a net loss of $26,770 for the year ended December 31, 2010. Expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses. We have incurred a cumulative net loss of $127,165 for the period February 20, 2007 (inception) to December 31, 2011.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2011 reflects that the Company has $3,570 in assets. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $71,365 at December 31, 2011.

As of December 31, 2011 and 2010, loans payable to related party bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Interest expense on these loans was $2,676 and $1,504 for the years ended December 31, 2011 and 2010, respectively.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  The Company’s recurring losses from operations, stockholders' deficiency and working capital deficiency, and lack of revenue generating operations, raise substantial doubt about the Company’s ability to continue as a going concern.

Management believes that the Company will continue to incur losses and negative cash flows from operating activities for the foreseeable future and will need additional equity or debt financing to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional debt and/or equity financing for the Company, but cannot assure that such financing will be available, of if available, on acceptable terms.

The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.  There can be no assurance that management will be successful in implementing its business plan or that the successful implementation of such business plan will actually improve the Company’s operating results.

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $127,165 for the period February 20, 2007 (inception) to December 31, 2011.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $71,365 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2011, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2011, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon current major shareholder’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Exchange Act, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially. In addition, as the current major shareholder is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8.  Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Watchtower, Inc.

We have audited the accompanying balance sheets of Watchtower, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2011 and 2010, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2011 and 2010, and the period February 20, 2007 (inception) to December 31, 2011.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended December 31, 2011 and 2010, and the period February 20, 2007 (inception) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 27, 2012

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2011	2010
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,570	$1,138
Total Current Assets	3,570	1,138
Total Assets	$3,570	$1,138

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$1,000	$2,274
Accrued Interest - Related Party	4,461	1,785
Loans Payable - Related Party	69,474	39,474
Total Current Liabilities	74,935	43,533
Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(127,165)	(98,195)
Total Stockholders’ Deficiency	(71,365)	(42,395)
Total Liabilities and Stockholders’ Deficiency	$3,570	$1,138

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

	For the Year Ended December 31,		For the Period February 20, 2007 (Inception) to December 31,
	2011	2010	2011
Net Revenues	$-	$-	$-
Costs and Expenses:
Professional Fees	18,323	21,273	97,600
Consulting Fees	-	-	14,500
General and Administrative Expenses	7,971	3,993	37,353
Start Up Costs	-	-	1,103
Total Costs and Expenses	26,294	25,266	150,556
Operating Loss	(26,294)	(25,266)	(150,556)
Other Income (Expense):
Interest Expense	(2,676)	(1,504)	(6,245)
Extinguishment of Debt	-	-	29,636
Total Other Income (Expense)	(2,676)	(1,504)	23,391
Net Loss	$(28,970)	$(26,770)	$ (127,165)
Basic and Diluted Loss Per Share	$(.00)	$(.00)
Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2011

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007	-	$-	$-	$-		$-
Common Stock Issued to Founders
at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-		800
Common Stock Issued to Private Investors
At $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-		35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, Net of Expenses
of Offering, August 25, 2007	900,000	90	19,910	-		20,000
Net Loss for the Period	-	-		(15,202)		(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)		40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)		(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)		(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951		3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)		(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)		(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)		(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)		(28,970)
Balance, December 31, 2011	12,400,000	$1,240	$54,560	$ (127,165)	$	(71,365)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,			For the Period February 20, 2007 (Inception) to December 31,
	2011	2010		2011
Cash Flows from Operating Activities:
Net Loss	$(28,970)	$(26,770)	$	(127,165)
Adjustments to Reconcile Loss to Net Cash
Used in Operating Activities:
Extinguishment of Debt	-	-		(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(1,274)	2,274		2,786
Increase in Accrued Interest - Related Party	2,676	1,506		4,461
Net Cash Used in Operating Activities	(27,568)	(22,990)		(149,554)
Cash Flows from Investing Activities:	-	-		-
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-		80,800
Expenses of Public Offering	-	-		(25,000)
Proceeds of Borrowings - Loans Payable -
Related Party	30,000	20,000		69,474
Proceeds of Borrowings - Loans Payable	-	-		27,850
Net Cash Provided by Financing Activities	30,000	20,000		153,124
Increase (Decrease) in Cash	2,432	(2,990)		3,570
Cash – Beginning of Period	1,138	4,128		-
Cash – End of Period	$3,570	$1,138		$3,570
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-		$-
Income Taxes Paid	$-	$-		$-

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

Advertising Costs

Advertising costs will be charged to operations when incurred.  The Company did not incur any advertising costs during the years ended December 31, 2011 and 2010 and the period February 20, 2007 (inception) to December 31, 2011.

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

Research and Development

Research and development costs will be charged to expense in the period incurred.  The Company did not incur any research and development costs during the year ended December 31, 2011 and 2010 and the period February 20, 2007 (inception) to December 31, 2011.

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

Fair Value Measurements

The authoritative guidance for fair value measurements defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or the most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.  The guidance describes a fair value hierarchy based on the levels of inputs, or which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

Level 1:  Quoted prices in active markets for identical assets or liabilities.

Level 2:  Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active, or other inputs that are observable or corroborated by observable market data or substantially the full term of the assets or liabilities.

Level 3:  Unobservable inputs that are supported by little or no market activity and that are significant to the value of the assets or liabilities.

The Company's financial instruments include cash and equivalents and loans payable - related party.  These items are determined to be Level 1 fair value measurements.

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

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued updated guidance related to subsequent events.  As a result of this updated guidance, public filers must still evaluate subsequent events through the issuance date of their financial statements; however, they are not required to disclose the date in which subsequent events were evaluated in their financial statements disclosures.  This amended guidance became effective upon its issuance on February 24, 2010.

NOTE 2 -   Going Concern

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and has incurred a cumulative net loss of $127,165 for the period February 20, 2007 (inception) to December 31, 2011.  In addition, the Company had a working capital deficiency and stockholders' deficiency of $71,365 at December 31, 2011.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the year ended December 31, 2011, the Company borrowed $30,000 from a related party.  There can be no assurances that the Company will be able to continue to raise the additional funds it requires.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 -   Loans Payable - Related Party

Loans payable to related party at December 31, 2011 and 2010 bear interest at 5% per annum and are payable on demand.  They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 8).  Interest expense on these loans was $ 2,676 and $1,504 for the years ended December 31, 2011 and 2010, respectively.

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

NOTE 7 -   Income Taxes

At December 31, 2011, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $127,000, which may be applied against future taxable income, if any, from 2027 to 2031.  Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2011, the Company had a deferred tax asset of approximately $43,000 representing the benefit of its net operating loss carryforwards.  The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset.  The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $10,000 for the year ended December 31, 2011.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 8 -   Change of Ownership and Management

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

Item 9A.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of December 31, 2011, the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, or persons performing similar functions, to allow timely decisions regarding disclosure.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2011, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2011.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act that permits the Company to provide only management's report in this annual report

Changes in Internal Controls

There have been no changes in our internal control over financial reporting that occurred during our year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Menachem M. Schneerson	55	Director, Chairman, President and Chief Executive Officer

Shmaya Glick	42	Director, Treasurer, Secretary

Menachem M. Schneerson, is currently a real estate investor and manager and has been involved in real estate investment for over twenty years. Through Delson Holding, Mr. Schneerson is involved with the management of a portfolio of buildings in New York City.

Shmaya Glick, is currently an executive in KTS Development, a company he founded in 2005, where he manages real estate projects, from building rehabilitations and renovations to new developments. He has held management and executive positions in the construction management, general contracting, real estate development and finance industries for over 12 years.

Mr. Schneerson is married to Sholom Drizin’s daughter and Mr. Glick is married to Mr. Drizin’s niece. There are currently no arrangements or agreements regarding the compensation of either Mr. Schneerson or Mr. Glick with respect to serving as officers and directors of the Company.

None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2011, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Involvement in Certain Legal Proceedings

There are no legal proceedings that have occurred within the past ten years concerning our directors, or control persons which involved a criminal conviction, a criminal proceeding, an administrative or civil proceeding limiting one's participation in the securities or banking industries, or a finding of securities or commodities law violations.

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

Long-Term Incentive Plans. As of December 31, 2011, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 23, 2012, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of March 23, 2012. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 100 Henry Street, Brooklyn, New York 11201.

Name of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Common Stock Beneficially Owned
Sholom Drizin	8,000,000	64.5%

Menachem M. Schneerson	0	0%

Shmaya Glick	0	0%

All directors and executive officers as a group (two persons)	0	0%

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of December 31, 2011 and 2010, loans payable to related party bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Interest expense on these loans was $2,676 and $1,504 for the years ended December 31, 2011 and 2010, respectively.

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

Item 14.  Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2011	Fiscal Year Ended December 31, 2010
Audit Fees	$11,000	$11,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2011, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

Exhibit	Description

3.1	Certificate of Incorporation of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

3.2	By-Laws of Registrant (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.1	Form of Regulation S Subscription Agreement (annexed to the Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 27, 2007 and incorporated herein by reference)

10.2	Form of Investment Confirmation for the offering (annexed to the Current Report on Form 8-K filed with the Securities and Exchange Commission on August 29, 2007 and incorporated herein by reference)

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley

32.2	Certification of Principal Financial and Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley

SIGNATURES

I Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WATCHTOWER, INC.

Dated: March 27, 2012	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer,
and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 27, 2012	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer,
and Director (Principal Executive Officer)

Dated: March 27, 2012	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)