Form 10-Q
period 2012-03-31
WATCHTOWER, INC.
filed 2012-05-15
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2012

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

The number of shares of the issuer’s common stock issued and outstanding as of May 13, 2012 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	March 31, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash and Cash Equivalents	$2,071	$3,570

Total Current Assets	2,071	3,570

Total Assets	$2,071	$3,570

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$10,503	$1,000
Accrued Interest - Related Party	5,328	4,461
Loans Payable - Related Party	69,474	69,474

Total Current Liabilities	85,305	74,935

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(139,034)	(127,165)

Total Stockholders’ Deficiency	(83,234)	(71,365)

Total Liabilities and Stockholders’ Deficiency	$2,071	$3,570

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For the Quarter Ended		February 20, 2007
	March 31,		(Inception) to
	2,012	2,011	March 31, 2012

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	8,908	7,823	106,508
Consulting Fees	-	-	14,500
General and Administrative Expenses	2,095	2,879	39,448
Start Up Costs	-	-	1,103

Total Costs and Expenses	11,003	10,702	161,559

Operating Loss	(11,003)	(10,702)	(161,559)

Other Income (Expense):
Interest Expense	(866)	(528)	(7,111)
Extinguishment of Debt	-	-	29,636

Total Other Income (Expense)	(866)	(528)	22,525

Net Loss	(11,869)	(11,230)	(139,034)

Basic and Diluted Loss Per Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO MARCH 31, 2012

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	-	$-	$-	$-		$-
Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-	-		800
Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650	-		35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-		20,000
Net Loss for the Period	-	-	-	(15,202)		(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)		40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)		(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)		(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951		3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)		(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)		(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)		(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)		(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)		(71,365)
Net Loss for the Three Months Ended
March 31, 2012 (Unaudited)	-	-	-	(11,869)		(11,869)
Balance, March 31, 2012 (Unaudited)	12,400,000	$1,240	$54,560	$(139,034)	$	(83,234)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

					For the Period
	For the Quarter Ended				February 20, 2007
	March 31				(Inception) to
	2012		2011		March 31, 2012
Cash Flows from Operating Activities:
Net Loss	$	(11,869)	$	(11,230)	$(139,034)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Extinguishment of Debt		-		-	(29,636)
Changes in Assets and Liabilities:
Increase in Accrued Expenses		9,504		7,195	12,290
Increase in Accrued Interest - Related Party		866		527	5,327
Net Cash Used in Operating Activities		(1,499)		(3,508)	(151,053)
Cash Flows from Investing Activities:		-		-	-
Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-		-	80,800
Expenses of Public Offering		-		-	(25,000)
Proceeds of Borrowings - Loans Payable		-		-	27,850
Proceeds of Borrowings - Loans Payable - Related Party		-		10,000	69,474
Net Cash Provided by Financing Activities		-		10,000	153,124
Increase (Decrease) in Cash		(1,499)		6,492	2,071
Cash – Beginning of Period		3,570		1,138	-
Cash – End of Period		$2,071		$7,630	$2,071
Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-		$-	$-
Income Taxes Paid		$-		$-	$-

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein.  These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.  These condensed financial statements should be read in conjunction with the Company's December 31, 2011 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $11,869 for the three months ended March 31, 2012 and a net loss of $139,034 for the period February 20, 2007 (inception) to March 31, 2012.  In addition, the Company has a working capital deficiency and stockholders' deficiency of $83,234 at March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 -  Loans Payable - Related Party

Loans payable to related party at March 31, 2012 and December 31, 2011 bear interest at 5% per annum and are payable on demand.  They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 5).  Interest expense on these loans was $866 and $528 for the periods ended March 31, 2012 and March 31, 2011, respectively.

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

For a description of such risks and uncertainties refer to our Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 2012. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 29, 2012. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended March 31, 2012 compared to the three months ended March 31, 2011

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended March 31, 2012 and 2011.

Total operating expenses

During the three (3) months ended March 31, 2012 and 2011, total operating expenses were $11,003 and $10,702, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $11,003, $8,908 consisted of professional fees and the balance of $2,095 consisted of general and administrative expenses.

Net loss

During the nine (9) months ended March 31, 2012 and 2011, the net loss was $11,869 and $11,230, respectively, and the net loss amounts to $139,034 for the period February 20, 2007 (inception) to March 31, 2012.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2012 reflects that the Company has cash in the amount of $2,071.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has no planned operations.  The Company had no revenues and incurred a net loss of $11,869 for the three months ended March 31, 2012 and a net loss of $139,034 for the period from February 20, 2007 (inception) to March 31, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

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
_________
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

WATCHTOWER, INC.

Dated: May 15, 2012	By:	/s/ Menachem M. Schneerson
Menachem M. Schneerson
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2012	By:	/s/ Shmaya Glick
Shmaya Glick
Treasurer, Secretary and Director (Principal Financial and Accounting Officer)