Form 10-Q
period 2012-06-30
WATCHTOWER, INC.
filed 2012-08-14
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2012

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

The number of shares of the issuer’s common stock issued and outstanding as of August 10, 2012 was 12,400,000 shares.

TABLE OF CONTENTS

		Page
PART I

Item 1.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14
Item 4.	Controls and Procedures	14

PART II

Item 1.	Legal Proceedings	12
Item IA.	Risk Factors	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	16
Item 6.	Exhibits	16

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

ASSETS
	June 30, 2012 (Unaudited)	December 31, 2011
Current Assets:
Cash and Cash Equivalents	$7,959	$3,570
Total Current Assets	7,959	3,570
Total Assets	$7,959	$3,570

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued Expenses	$3,500	$1,000
Accrued Interest- Related Party	6,388	4,461
Loans Payable - Related Party	89,474	69,474
Total Current Liabilities	99,362	74,935

Commitments and Contingencies
Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-

Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(147,203)	(127,165)
Total Stockholders' Deficiency	(91,403)	(71,365)
Total Liabilities and Stockholders' Deficiency	$7,959	$3,570

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended June 30,				For the Quarter Ended June 30,				For the Period February 20, 2007 (Inception) To June 30,
	2012		2011		2012		2011		2012
Net Revenues		$-		$-		$-		$-	$-
Costs and Expenses:
Professional Fees		15,258		13,323		6,650		5,500	112,858
Consulting Fees		-		-		-		-	14,500
General and Administrative Expenses		2,852		3,390		757		511	40,205
Start Up Costs		-		-		-		-	1,103
Total Costs and Expenses		18,110		16,713		7,107		6,011	168,666
Operating Loss		(18,110)		(16,713)		(7,107)		(6,011)	(168,666)
Other Income (Expense):
Interest Expense		(1,928)		(1,145)		(1,061)		(617)	(8,173)
Extinguishment of Debt		-		-		-		-	29,636
Total Other Income (Expense)		(1,928)		(1,145)		(1,061)		(617)	21,463
Net Loss	$	(20,038)	$	(17,858)	$	(8,168)	$	(6,628)	$ (147,203)
Basic and Diluted Loss Per Share	$	( .00)	$	( .00)	$	( .00)	$	( .00)
Weighted Average Common Shares Outstanding		12,400,000		12,400,000		12,400,000		12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO JUNE 30, 2012

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007	-	$-	$-	$-		$-
Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800				800
Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650	-		35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-		20,000
Net Loss for the Period	-	-	-	(15,202)		(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)		40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)		(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)		(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951		3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)		(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)		(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)		(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)		(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)		(71,365)
Net Loss for the Six Months Ended
June 30, 2012 (Unaudited)	-	-	-	(20,038)		(20,038)
Balance, June 30, 2012 (Unaudited)	12,400,000	$1,240	$54,560	$(147,203)	$	(91,403)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

				For the Period
	For the Six Months Ended			February 20, 2007
	June 30,			(Inception) to
	2012	2011		June 30, 2012
Cash Flows from Operating Activities:
Net Loss	$(20,038)	$	(17,858)	$(147,203)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Extinguishment of Debt	-		-	(29,636)
Changes in Assets and Liabilities:
Increase in Accrued Expenses	2,500		8,174	5,286
Increase in Accrued Interest-Related Party	1,927		1,144	6,388

Net Cash Used in Operating Activities	(15,611)		(9,217)	(165,165)

Cash Flows from Investing Activities:	-		-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-		-	80,800
Expenses of Public Offering	-		-	(25,000)
Proceeds of Borrowings – Loans Payable	-		-	27,850
Proceeds of Borrowings – Loans Payable Related Party	20,000		10,000	89,474

Net Cash Provided by Financing Activities	20,000		10,000	173,124

Increase (Decrease) in Cash	4,389		783	7,959

Cash – Beginning of Period	3,570		1,138	-

Cash – End of Period	$7,959		$1,921	$7,959

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-		$-	$-
Income Taxes Paid	$-		$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $20,038 for the six months ended June 30, 2012 and a net loss of $147,203 for the period February 20, 2007 (inception) to June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the six months ended June 30, 2012 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -      Loans Payable - Related Party

During the quarter ended June 30, 2012 the Company received an additional loan of $20,000 from a related party bringing the total amount owed at June 30, 2012 to $89,474.  The loans bear interest at 5% per annum and are payable on demand.  They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 5).  Interest expense on these loans was $1,928 and $1,145 for the six months ended June 30, 2012 and June 30, 2011, respectively.

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

Results of Operations For the three months ended June 30, 2012 compared to the three months ended June 30, 2011

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended June 30, 2012 and 2011.

Total operating expenses

During the three (3) months ended June 30, 2012 and 2011, total operating expenses were $7,107 and $6,011, respectively, which were primarily the result of fees for bookkeeping, professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $7,107, $6,650 consisted of professional fees and the balance of $757 consisted of general and administrative expenses.

Net loss

During the six (6) months ended June 30, 2012 and 2011, the net loss was $20,038_ and $17,858, respectively, and the net loss amounts to $147,203 for the period February 20, 2007 (inception) to June 30, 2012.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2012 reflects that the Company has cash in the amount of $7,959.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has no planned operations.  The Company had no revenues and incurred a net loss of $8,168 for the three months ended June 30, 2012 and a net loss of $147,203 for the period from February 20, 2007 (inception) to June 30, 2012.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WATCHTOWER, INC.

Dated: August 13, 2012	By:	/s/Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2012	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)