Form 10-Q
period 2012-09-30
WATCHTOWER, INC.
filed 2012-11-14
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2012

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

The number of shares of the issuer’s common stock issued and outstanding as of November 12, 2012 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	Sept 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current Assets:
Cash	$4,570	$3,570
Total Current Assets	4,570	3,570
Total Assets	$4.570	$3.570

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued Expenses	3,475	1,000
Accrued Interest- Related Party	7,516	4,461
Loans Payable - Related Party	89,474	69,474
Total Current Liabilities	100.465	74,935

Commitments and Contingencies

Stockholders' Deficiency:

Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(151,695)	(127,165)
Total Stockholders' Deficiency	(95,895)	(71,365)
Total Liabilities and Stockholders' Deficiency	$4,570	$3,570

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended		For the Quarter Ended			For the Period February 20, 2007(Inception) To
	Sept 30,		Sept 30			Sept 30,
	2012	2011	2012	2011		2012

Net Revenues	$-	$-	$-		$-	$-

Costs and Expenses:
Professional Fees	15,608	15,823	350		2,500	113,208
Consulting Fees			-			14,500
General and Administrative Expenses	5,867	6,590	3,015		3,200	43,220
Start Up Costs	-	-	-		-	1,103
Total Costs and Expenses	21,475	22,413	3,365		5,700	172,031
Operating Loss	(21,475)	(22,413)	(3,365)		(5,700)	(172,031)
Other Income (Expense):
Interest Expense	(3,055)	(1,861)	(1,127)		(716)	(9,300)
Extinguishment of Debt	-	-	-		-	29,636
Total Other Income (Expense)	(3,055)	(1,861)	(1,127)		(716)	20,336
Net Loss	$(24,530)	$(24,274)	$(4,492)		$(6,416)	$(151,695)
Basic and Diluted Loss Per Share	$(.00)	$(.00)	$(.00)	$	( .00)
Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000		12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPT 30, 2012

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007		$-	$-	$-	$-
Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-	-	800
Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650	-	35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910		20,000
Net Loss for the Period	-	-	-	(15,202)	(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)	(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)	(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)	(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)	(71,365)
Net Loss for the Nine Months Ended
Sept 30, 2012 (Unaudited)	-	-	-	(24,530)	(24,530)
Balance, Sept 30, 2012 (Unaudited)	12,400,000	$1,240	$54,560	$(151,695)	$(95,895)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

				For the Period
	For the Nine Months Ended			February 20, 2007
	Sept 30,			(Inception) to
	2012	2011		Sept 30, 2012

Cash Flows from Operating Activities:
Net Loss	$(24,530)	$	(24,274)	$(151,695)
Adjustments to Reconcile Net Loss to Net
Cash Used in Operating Activities:
Extinguishment of Debt	-		-	(29,636)
Changes in Assets and Liabilities:
Increase in Miscellaneous Receivables	-		-	-
Increase in Accrued Expenses	2,475		351	5,261
Increase in Accrued Interest-Related Party	3,055		1,861	7,516
Net Cash Used in Operating Activities	(19,000)		(22,062)	(168,554)
Cash Flows from Investing Activities:	-		-	-
Cash Flows from Financing Activities:
Bank Overdraft	-		924	-
Proceeds from Sale of Common Stock	-		-	80,800
Expenses of Public Offering	-		-	(25,000)
Proceeds of Borrowings	-		-	27,850
Proceeds of Borrowings - Related Party	20,000		20,000	89,474
Net Cash Provided by Financing Activities	20,000		20,924	173,124
Increase (Decrease) in Cash	1,000		(1,138)	4,570
Cash – Beginning of Period	3,570		1,138	-
Cash – End of Period	$4,570		$(0)	$4,570
Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-		$-	$-
Income Taxes Paid	$-		$-	$-

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

The Company is a development stage company and has not commenced planned principal operations.  The Company had no revenues and incurred a net loss of $24,530 for the nine months ended September 30, 2012 and a net loss of $151,695 for the period February 20, 2007 (inception) to September 30, 2012.  In addition, the Company has a working capital deficiency and stockholders’ deficiency of $95,895 at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof.  During the nine months ended September 30, 2012 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 -       Loans Payable - Related Party

Loans payable to related party at September 30, 2012 bear interest at 5% per annum and are payable on demand.  They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 5).  Interest expense on these loans was $3,055 and $1,861 for the nine months ended September 30, 2012 and September 30, 2011, respectively.

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

Results of Operations For the three months ended September 30, 2012 compared to the three months ended September 30, 2011

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended September 30, 2012 and September 30, 2011.

Total operating expenses

During the three (3) months ended September 30, 2012 and 2011, total operating expenses were $3,365 and $5,700, respectively, which were primarily the result of fees for professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $3,365, $3,015 consisted of general and administrative expenses and the balance of $350 consisted of professional fees. As of September 30, 2011, the $5,700 of costs and expenses related to general and administrative expenses of $3,200 and $2,500 for professional fees.

Net loss

During the three months ended September 30, 2012 and 2011, the net loss was $4,492 and $6,416, respectively.

Comparison of Nine Months Ended September 30, 2012 and 2011

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2012 and September 30, 2011.

Total operating expenses

During the nine (9) months ended September 30, 2012 and 2011, total operating expenses were $21,475 and $22,413, respectively

Net loss

During the nine months ended September 30, 2012 and 2011, the net loss was $24,530 and $24,274, respectively.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2012 reflects that the Company has cash in the amount of $4,570.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has no planned operations.  The Company had no revenues and incurred a net loss of $24,530 for the nine months ended September 30, 2012 and a net loss of $151,695 for the period February 20, 2007 (inception) to September 30, 2012.  In addition, the Company has a working capital deficiency and stockholders’ deficiency of $95,895 at September 30, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

Use of Proceeds

None

Item 3.        Defaults Upon Senior Securities.

None.

Item 4.        Mine Safety Disclosures.

Not applicable.

Item 5.        Other Information.

None

Item 6.        Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
________
*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: November 14, 2012	By:	/s/ Menachem M. Schneerson
Menachem M. Schneerson
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2012	By:	/s/ Shmaya Glick
Shmaya Glick
Treasurer, Secretary and Director (Principal Financial and Accounting Officer)