Form 10-K
period 2012-12-31
WATCHTOWER, INC.
filed 2013-04-15
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the issuer’s common stock issued and outstanding as of April 12, 2013 was 12,400,000 shares.

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

Holders

As of April 12, 2013, there were 12,400,000 common shares issued and outstanding, which were held by 40 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2012.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2012.

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

Results of Operations

Years Ended December 31, 2012 and 2011

We had $9,245 in cash and cash equivalents as of December 31, 2012, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2012 and 2011. Total operating costs and expenses during the year ended December 31, 2012 were $26,487 for a net loss of $30,707 compared to total operating costs and expenses of $26,294 for a net loss of $28,970 for the year ended December 31, 2011. Expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses. We have incurred a cumulative net loss of $157,872 for the period February 20, 2007 (inception) to December 31, 2012.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2012 reflects that the Company has $9,245 in assets. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $102,072 at December 31, 2012.

As of December 31, 2012 and 2011, loans payable to related party bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Interest expense on these loans was $4,220 and $2,676 for the years ended December 31, 2012 and 2011, respectively.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and has incurred a cumulative net loss of $157,872 for the period February 20, 2007 (inception) to December 31, 2012. In addition, the Company had a working capital deficiency and stockholders' deficiency of $102,072 at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2012, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2012, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We have audited the accompanying balance sheets of Watchtower, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for the years ended December 31, 2012 and 2011, and the period February 20, 2007 (inception) to December 31, 2012.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011, and the period February 20, 2007 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

April 11, 2013

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
ASSETS
	December 31,
	2012	2011
Current Assets:
Cash and Cash Equivalents	$9,245	$3,570
Total Current Assets	9,245	3,570
Total Assets	$9,245	$3,570

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$3,161	$1,000
Accrued Interest - Related Party	8,682	4,461
Loan Payable - Related Party	99,474	69,474
Total Current Liabilities	111,317	74,935
Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(157,872)	(127,165)
Total Stockholders’ Deficiency	(102,072)	(71,365)
Total Liabilities and Stockholders’ Deficiency	$9,245	$3,570

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
			February 20, 2007
	For the Year Ended December 31,		(Inception) to December 31,
	2012	2011	2012
Net Revenues	$-	$-	$-
Costs and Expenses:
Professional Fees	18,208	18,323	115,808
Consulting Fees	-	-	14,500
General and Administrative Expenses	8,279	7,971	45,632
Start Up Costs	-	-	1,103

Total Costs and Expenses	26,487	26,294	177,043

Operating Loss	(26,487)	(26,294)	(177,043)
Other Income (Expense):
Interest Expense	(4,220)	(2,676)	(10,465)
Extinguishment of Debt	-	-	29,636

Total Other Income (Expense)	(4,220)	(2,676)	19,171

Net Loss	$(30,707)	$(28,970)	$(157,872)
Basic and Diluted Loss Per Common Share	$.00	$.00
Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2012

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007	-	$-	$-	$-	$-
Common Stock Issued to Founders
at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800
Common Stock Issued to Private Investors
At $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, Net of Expenses	900,000	90	19,910	-	20,000
of Offering, August 25, 2007
Net Loss for the Period	-	-		(15,202)	(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)	(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)	(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)	(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)	(71,365)
Net Loss for the Year Ended
December 31, 2012	-	-	-	(30,707)	(30,707)
Balance December 31, 2012	12,400,000	$1,240	$54,560	$(157,872)	$(102,072)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

	For the Year Ended December 31,			For the Period February 20, 2007 (Inception) to December 31,
	2012		2011	2012

Cash Flows from Operating Activities:
Net Loss	$	(30,707)	$(28,970)	$ (157,872)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Extinguishment of Debt		-	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses		2,161	(1,274)	4,947
Increase in Accrued Interest - Related Party		4,221	2,676	8,682
Net Cash (Used) in Operating Activities		(24,325)	(27,568)	(173,879)

Cash Flows from Investing Activities:		-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock		-	-	80,800
Expenses of Public Offering		-	-	(25,000)
Proceeds of Borrowings - Loan Payable - Related Party		30,000	30,000	99,474
Proceeds of Borrowings - Loan Payable		-	-	27,850

Net Cash Provided by Financing Activities		30,000	30,000	183,124

Increase in Cash		5,675	2,432	9,245

Cash — Beginning of Period		3,570	1,138	-

Cash — End of Period		$9,245	$3,570	$9,245
Supplemental Disclosures of Cash Flow Information:
Interest Paid		$-	$-	$-
Income Taxes Paid		$375	$-	$-

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended December 31, 2012 and 2011 and the period February 20, 2007 (inception) to December 31, 2012.

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

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the years ended December 31, 2012 and 2011 and the period February 20, 2007 (inception) to December 31, 2012.

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

NOTE 2 - Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and has incurred a cumulative net loss of $157,872 for the period February 20, 2007 (inception) to December 31, 2012. In addition, the Company had a working capital deficiency and stockholders' deficiency of $102,072 at December 31, 2012. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended December 31, 2012, the Company borrowed an additional $30,000 from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Loan Payable - Related Party

Loan payable to related party at December 31, 2012 and 2011 bears interest at 5% per annum and is payable on demand. It consists of advances made by an individual who is the new principal shareholder of the Company (see Note 8). Interest expense on these loans was $ 4,220 and $2,676 for the years ended December 31, 2012 and 2011, respectively.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Income Taxes

At December 31, 2012, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $158,000, which may be applied against future taxable income, if any, which expire at various times, from 2027 to 2032. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2012, the Company had a deferred tax asset of approximately $55,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $12,000 for the year ended December 31, 2012.

NOTE 8 - Change of Ownership and Management

On April 30, 2009, the principal shareholders of the Company entered into a Stock Purchase Agreement which provided for the sale of 8,000,000 shares of common stock of the Company (the "Purchased Shares") to Sholom Drizin (the "Purchaser"). The consideration paid for the Purchased Shares, which represent 64.52% of the issued and outstanding common stock of the Company, was $50,000. The Purchaser used his personal funds to purchase these shares.

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

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of December 31, 2012, the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, or persons performing similar functions, to allow timely decisions regarding disclosure.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2012, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2012.

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

There have been no changes in our internal control over financial reporting that occurred during our year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

None.

 PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Menachem M. Schneerson	56	Director, Chairman, President and Chief Executive Officer

Shmaya Glick	43	Director, Treasurer, Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2012, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Long-Term Incentive Plans. As of December 31, 2012, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of April 12, 2013, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of April 12, 2013. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 100 Henry Street, Brooklyn, New York 11201.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of December 31, 2012 and 2011, loans payable to related party bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Interest expense on these loans was $4,220 and $2,676 for the years ended December 31, 2012 and 2011, respectively.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2012	Fiscal Year Ended December 31, 2011
Audit Fees	$12,000	$11,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2012, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

WATCHTOWER, INC.

Dated: April 12, 2013	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 12, 2013	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: April 12, 2013	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)