Form 10-Q
period 2013-06-30
WATCHTOWER, INC.
filed 2013-08-19
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2013

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

(718) 624-5000
(Issuer's telephone number)

____________________________________________________________________
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

The number of shares of the issuer’s common stock issued and outstanding as of August 15, 2013 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1.    Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$-	$9,245
Total Current Assets	-	9,245

Total Assets	$-	$9,245

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Cash Overdraft	$70	$-
Accrued Expenses	532	3,161
Accrued Interest- Related Party	11,200	8,682
Loan Payable - Related Party	109,474	99,474

Total Current Liabilities	121,276	111,317
Commitments and Contingencies
Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(177,076)	(157,872)
Total Stockholders’ Deficiency	(121,276)	(102,072)
Total Liabilities and Stockholders’ Deficiency	$-	$9,245

The accompanying notes are an integral part of these condensed financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Quarter Ended		For the Period February 20, 2007 (Inception) To
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Net Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
Professional Fees	12,952	15,258	4,000	6,350	128,760
Consulting Fees	-	-	-	-	14,500
General and Administrative Expenses	3,734	2,852	2,234	757	49,366
Start Up Costs	-	-	-	-	1,103
Total Costs and Expenses	16,686	18,110	6,234	7,107	193,729

Operating Loss	(16,686)	(18,110)	(6,234)	(7,107)	(193,729)
Other Income (Expense):
Interest Expense	(2,518)	(1,928)	(1,292)	(1,061)	(12,983)
Extinguishment of Debt	-	-	-	-	29,636
Total Other Income (Expense)	(2,518)	(1,928)	(1,292)	(1,061)	16,653

Net Loss	$(19,204)	$(20,038)	$(7,526)	$(8,168)	$(177,076)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of these condensed financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO JUNE 30, 2013

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007	-	$-	$-	$-	$-
Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-	800
Common Stock Issued to Private Investors
at $.01 Per Share	3,500,000	350	34,650	-	35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-	20,000
Net Loss for the Period	-	-	-	(15,202)	(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)	(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)	(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)	(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)	(71,365)
Net Loss for the Year Ended
December 31, 2012	-	-	-	(30,707)	(30,707)
Balance, December 31, 2012	12,400,000	1,240	54,560	(157,872)	(102,072)
Net Loss for the Six Months Ended
June 30, 2013 (Unaudited)	-	-	-	(19,204)	(19,204)
Balance, June 30, 2013 (Unaudited)	12,400,000	$1,240	$54,560	$(177,076)	$(121,276)

The accompanying notes are an integral part of these condensed financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the Period February 20, 2007 (Inception) to
	June 30,		June 30,
	2013	2012	2013

Cash Flows from Operating Activities:
Net Loss	$(19,204)	$(20,038)	$(177,076)
Adjustments to Reconcile Net Loss to Net
Cash (Used) in Operating Activities:
Extinguishment of Debt	-	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(2,629)	2,500	2,318
Increase in Accrued Interest-Related Party	2,518	1,927	11,200

Net Cash (Used) in Operating Activities	(19,315)	(15,611)	(193,194)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Cash Overdraft	70	-	70
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings – Loans Payable	-	-	27,850
Proceeds of Borrowings – Loan Payable Related Party	10,000	20,000	109,474

Net Cash Provided by Financing Activities	10,070	20,000	193,194

Increase (Decrease) in Cash	(9,245)	4,389	-

Cash – Beginning of Period	9,245	3,570	-

Cash – End of Period	$-	$7,959	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $19,204 for the six months ended June 30, 2013 and a net loss of $177,076 for the period February 20, 2007 (inception) to June 30, 2013. In addition, the Company has a working capital deficiency and stockholders’ deficiency of $ 121,276 at June 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended June 30, 2013 the Company borrowed $10,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loan Payable - Related Party

During the quarter ended June 30, 2013 the Company received an additional loan of $10,000 from a related party bringing the total amount owed at June 30, 2013 to $109,474. The loan bears interest at 5% per annum and is payable on demand. It consists of advances made by an individual who is the principal shareholder of the Company (see Note 5). Interest expense on this loan was $2,518 and $1,928 for the six months ended June 30, 2013 and June 30, 2012, respectively.

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

NOTE 7 - Subsequent Events

During the period July 1 to August 14, 2013, the Company borrowed an additional $10,000 on the related party loan payable, increasing the balance owed to $119,474 (See Note 2).

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

Results of Operations For the three months ended June 30, 2013 compared to the three months ended June 30, 2012

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended June 30, 2013 and June 30, 2012.

Total operating expenses

During the three (3) months ended June 30, 2013 and 2012, total operating expenses were $6,234 and $7,107, respectively, which were primarily the result of fees for professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $6,234, $2,234 consisted of general and administrative expenses and the balance of $4,000 consisted of professional fees. As of June 30, 2012, $6,350 consisted of professional fees and the balance of $757 consisted of general and administrative expenses.

Net loss

During the three months ended June 30, 2013 and 2012, the net loss was $7,526 and $8,168, respectively.

Results of Operations For the six months ended June 30, 2013 compared to the six months ended June 30, 2012

Revenues

The Company is in its development stage and did not generate any revenues for the six (6) months ended June 30, 2013 and June 30, 2012.

Total operating expenses

During the six (6) months ended June 30, 2013 and 2012, total operating expenses were $16,686 and $18,110, respectively, which were primarily the result of fees for professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $16,686, $3,734 consisted of general and administrative expenses and the balance of $12,952 consisted of professional fees. As of June 30, 2012, $15,258 consisted of professional fees and the balance of $2,852 consisted of general and administrative expenses.

Net loss

During the six months ended June 30, 2013 and 2012, the net loss was $19,204 and $20,038, respectively.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2013 reflects that the Company has no cash.  The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has no planned operations.  The Company had no revenues and incurred a net loss of $19,204 for the six months ended June 30, 2013 and a net loss of $177,076 for the period February 20, 2007 (inception) to June 30, 2013.  In addition, the Company has a working capital deficiency and stockholders' deficiency of $121,276 at June 30, 2013.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources.  The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business.  Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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
_________
*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: August 19, 2013	By:	/s/ Menachem M. Schneerson
Name: Menachem M. Schneerson
Title: President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 19, 2013	By:	/s/ Shmaya Glick
Name: Shmaya Glick
Title: Treasurer, Secretary and Director (Principal Financial and Accounting Officer)