Form 10-Q
period 2013-09-30
WATCHTOWER, INC.
filed 2013-11-14
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2013

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

The number of shares of the issuer’s common stock issued and outstanding as of November 12, 2013 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$7,574	$9,245

Total Current Assets	7,574	9,245

Total Assets	$7,574	$9,245

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$2,542	$3,161
Accrued Interest- Related Party	12,647	8,682
Loans Payable - Related Party	119,474	99,474

Total Current Liabilities	134,663	111,317

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(182,889)	(157,872)

Total Stockholders’ Deficiency	(127,089)	(102,072)

Total Liabilities and Stockholders’ Deficiency	$7,574	$9,245

The accompanying notes are an integral part of these condensed financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Nine Months Ended September 30,		For the Quarter Ended September 30		For the Period February 20, 2007 (Inception) To September 30,
	2013	2012	2013	2012	2013

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	15,952	15,608	3,000	350	131,760
Consulting Fees	-	-	-	-	14,500
General and Administrative Expenses	5,100	5,867	1,366	3,015	50,732
Start Up Costs	-	-	-	-	1,103

Total Costs and Expenses	21,052	21,475	4,366	3,365	198,095

Operating Loss	(21,052)	(21,475)	(4,366)	(3,365)	(198,095)

Other Income (Expense):
Interest Expense	(3,965)	(3,055)	(1,447)	(1,127)	(14,430)
Extinguishment of Debt	-	-	-	-	29,636

Total Other Income (Expense)	(3,965)	(3,055)	(1,447)	(1,127)	15,206

Net Loss	$(25,017)	$(24,530)	$(5,813)	$(4,492)	$(182,889)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of these condensed financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	-	$-	$-	$-		$-
Common Stock Issued to Founders
at $.0001 Per Share	8,000,000	800	-	-		800
Common Stock Issued to Private Investors
at $.01 Per Share	3,500,000	350	34,650	-		35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-		20,000
Net Loss for the Period	-	-	-	(15,202)		(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)		40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)		(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)		(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951		3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)		(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)		(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)		(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)		(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)		(71,365)
Net Loss for the Year Ended
December 31, 2012	-	-	-	(30,707)		(30,707)
Balance December 31, 2012	12,400,000	1,240	54,560	(157,872)		(102,072)
Net Loss for the Nine Months Ended
September 30, 2013 (Unaudited)	-	-	-	(25,017)		(25,017)

Balance, September 30, 2013 (Unaudited)	12,400,000	$1,240	$54,560	$(182,889)	$	(127,089)

The accompanying notes are an integral part of these condensed financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
			February 20, 2007
	For the Nine Months Ended September 30,		(Inception) to September 30,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(25,017)	$(24,530)	$(182,889)
Adjustments to Reconcile Net Loss to Net
Cash (Used) in Operating Activities:
Extinguishment of Debt	-	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(619)	2,475	2,545
Increase in Accrued Interest-Related Party	3,965	3,055	14,430

Net Cash (Used) in Operating Activities	(21,671)	(19,000)	(195,550)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings – Loans Payable	-	-	27,850
Proceeds of Borrowings – Loans Payable Related Party	20,000	20,000	119,474

Net Cash Provided by Financing Activities	20,000	20,000	203,124

Increase (Decrease) in Cash	(1,671)	1,000	7,574

Cash – Beginning of Period	9,245	3,570	-

Cash – End of Period	$7,574	$4,570	$7,574

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $25,017 for the nine months ended September 30, 2013 and a net loss of $182,889 for the period February 20, 2007 (inception) to September 30, 2013. In addition, the Company has a working capital deficiency and stockholders’ deficiency of $127,089 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months ended September 30, 2013 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset- carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

Certain items in these unaudited condensed financial statements have been reclassified to conform to the current period presentation.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

Loans payable to related party at September 30, 2013 bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company (see Note 5). Interest expense on these loans was $3,965 and $3,055 for the nine months ended September 30, 2013 and September 30, 2012, respectively.

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

Results of Operations for the three months ended September 30, 2013 compared to the three months ended September 30, 2012

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended September 30, 2013 and September 30, 2012.

Total operating expenses

During the three (3) months ended September 30, 2013 and 2012, total operating expenses were $4,366 and $3,365, respectively, which were primarily the result of fees for professional and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $4,366, $3,000 consisted of professional fees and $1,366 consisted of general and administrative expenses. As of September 30, 2012, the $3,365 consisted of general and administrative expenses of $3,015 and the balance of $350 consisted of professional fees.

Net loss

During the three months ended September 30, 2013 and 2012, the net loss was $5,813 and $4,492, respectively.

Comparison of Nine Months Ended September 30, 2013 and 2012

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2013 and September 30, 2012.

Total operating expenses

During the nine (9) months ended September 30, 2013 and 2012, total operating expenses were $21,052 and $21,475, respectively

Net loss

During the nine months ended September 30, 2013 and 2012, the net loss was $25,017 and $24,530, respectively.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2013 reflects that the Company has cash in the amount of $7,574. The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $25,017 for the nine months ended September 30, 2013 and a net loss of $182,889 for the period February 20, 2007 (inception) to September 30, 2013. In addition, the Company has a working capital deficiency and stockholders’ deficiency of $127,089 at September 30, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
___________
*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: November 14, 2013	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 14, 2013	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)