Form 10-K
period 2013-12-31
WATCHTOWER, INC.
filed 2014-03-26
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

The number of shares of the issuer’s common stock issued and outstanding as of March 24, 2014 was 12,400,000 shares.

Documents Incorporated By Reference: None

PART I

Item 1. Business.

As used in this Annual Report on Form 10-K (this “Report”), references to the “Company”, the “Registrant,” “we,” “our” or “us” refer to Watchtower, Inc., unless the context otherwise indicates.

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

On April 30, 2009, in connection with the acquisition of the Purchased Shares, (i) Yisroel Guttfreund resigned from his positions as officer and director of the Company, and (ii) Yechezkel Klohr resigned from his positions as an officer and director of the Company 10 days after the filing of the information statement pursuant to Rule 14f-1, filed with the Securities and Exchange Commission on May 11, 2009, and (iii) the Board of Directors of the Company elected Menachem M. Schneerson as President, Chief Executive Officer and a director of the Company and Shmaya Glick, as Secretary and Treasurer.

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

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this Item 1A.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We currently maintain our corporate offices at 100 Henry Street, Brooklyn, New York, 11201.

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

Holders

As of March 24, 2014 there were 12,400,000 common shares issued and outstanding, which were held by 40 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2013.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2013.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company. All forward-looking statements speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

It may be anticipated that any opportunity in which the Company participates will present certain risks. Many of these risks cannot be adequately identified prior to selection of the specific opportunity, and the Company's shareholders must, therefore, depend on the ability of management to identify and evaluate such risk. In the case of some of the opportunities available to the Company, it may be anticipated that the promoters thereof have been unable to develop a going concern or that such business is in its development stage in that it has not generated significant revenues from its principal business activities prior to the Company's anticipation. There is a risk, even after the Company's participation in the activity and the related expenditure of the Company's funds that the combined enterprises will still be unable to become a going concern or advance beyond the development stage. Many of the opportunities may involve new and untested products, processes, or market strategies which may not succeed. Such risks will be assumed by the Company and, therefore, its shareholders.

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

Results of Operations

Years Ended December 31, 2013 and 2012

We had $566 in cash and cash equivalents as of December 31, 2013, and have experienced losses since inception. We did not generate any revenues from operations during the years ended December 31, 2013 and 2012. Total operating costs and expenses during the year ended December 31, 2013 were $28,442 for a net loss of $33,913 compared to total operating costs and expenses of $26,487 for a net loss of $30,707 for the year ended December 31, 2012. Expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses. We have incurred a cumulative net loss of $191,785 for the period February 20, 2007 (inception) to December 31, 2013.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2013 reflects that the Company has $566 in assets. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $135,985 at December 31, 2013.

As of December 31, 2013 and 2012, loans payable to a related party bear interest at 5% per annum and are payable on demand and were $119,474 and $99,474, respectively. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Accrued interest on these loans was $14,152 and $8,682 for the years ended December 31, 2013 and 2012, respectively.

The focus of the Company’s efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. The Company has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. The Company does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. The Company presently owns no real property and at this time has no intention of acquiring any such property. The Company’s significant expected expenses are comprised primarily of professional fees incident to its reporting requirements.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and has incurred a cumulative net loss of $191,785 for the period February 20, 2007 (inception) to December 31, 2013. In addition, the Company had a working capital deficiency and stockholders' deficiency of $135,985 at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2013, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2013, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We have audited the accompanying balance sheets of Watchtower, Inc. (a Development Stage Company) (“the Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ equity (deficiency) and cash flows for each of the two years in the period ended December 31, 2013, and the period February 20, 2007 (inception) to December 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, and the period February 20, 2007 (inception) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York
March 26, 2014

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

Current Assets:
Cash and Cash Equivalents	$566	$9,245

Total Current Assets	566	9,245

Total Assets	$566	$9,245

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$2,925	$3,161
Accrued Interest - Related Party	14,152	8,682
Loan Payable - Related Party	119,474	99,474

Total Current Liabilities	136,551	111,317

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized,
none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,
12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(191,785)	(157,872)

Total Stockholders’ Deficiency	(135,985)	(102,072)

`Total Liabilities and Stockholders’ Deficiency	$566	$9,245

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF OPERATIONS

			For the Period
	For the Year Ended		February 20, 2007 (Inception) to
	December 31,		December 31,
	2013	2012	2013

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	21,452	18,208	137,260
Consulting Fees	-	-	14,500
General and Administrative Expenses	6,990	8,279	52,622
Start Up Costs	-	-	1,103

Total Costs and Expenses	28,442	26,487	205,485

Operating Loss	(28,442)	(26,487)	(205,485)

Other Income (Expense):
Interest Expense	(5,471)	(4,220)	(15,936)
Extinguishment of Debt	-	-	29,636

Total Other Income (Expense)	(5,471)	(4,220)	13,700

Net Loss	$(33,913)	$(30,707)	$(191,785)

Basic and Diluted Loss Per Common Share	$.00	$.00

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO DECEMBER 31, 2013

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	-	$-	$-	$-	$-
Common Stock Issued to Founders
at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800
Common Stock Issued to Private Investors
At $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, Net of Expenses	900,000	90	19,910	-	20,000
of Offering, August 25, 2007
Net Loss for the Period	-	-		(15,202)	(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)	(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)	(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)	(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)	(71,365)
Net Loss for the Year Ended
December 31, 2012	-	-	-	(30,707)	(30,707)
Balance December 31, 2012	12,400,000	$1,240	54,560	(157,872)	(102,072)
Net Loss for the Year Ended
December 31, 2013	-	-	-	(33,913)	(33,913)
Balance December 31, 2013	12,400,000	$1,240	$54,560	$(191,785)	$(135,985)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
 (A DEVELOPMENT STAGE COMPANY)
STATEMENT OF CASH FLOWS

			For the Period
	For the Year Ended		February 20, 2007 (Inception) to
	December 31,		December 31,
	2013	2012	2013
Cash Flows from Operating Activities:
Net Loss	$(33,913)	$(30,707)	$(191,785)
Adjustments to Reconcile Net Loss to
Net Cash (Used) in Operating Activities:
Extinguishment of Debt	-	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(236)	2,161	4,711
Increase in Accrued Interest - Related Party	5,470	4,221	14,152
Net Cash (Used) in Operating Activities	(28,679)	(24,325)	(202,558)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings - Loan Payable -
Related Party	20,000	30,000	119,474
Proceeds of Borrowings - Loan Payable	-	-	27,850

Net Cash Provided by Financing Activities	20,000	30,000	203,124

Increase in Cash	(8,679)	5,675	566

Cash – Beginning of Period	9,245	3,570	-

Cash – End of Period	$566	$9,245	$566

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended December 31, 2013 and 2012 and the period February 20, 2007 (inception) to December 31, 2013.

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

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the years ended December 31, 2013 and 2012 and the period February 20, 2007 (inception) to December 31, 2013.

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

NOTE 2 - Going Concern

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and has incurred a cumulative net loss of $191,785 for the period February 20, 2007 (inception) to December 31, 2013. In addition, the Company had a working capital deficiency and stockholders' deficiency of $135,985 at December 31, 2013. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended December 31, 2013, the Company borrowed an additional $20,000 from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Loan Payable - Related Party

Loan payable to related party at December 31, 2013 and 2012 bears interest at 5% per annum and is payable on demand. It consists of advances made by an individual who is the principal shareholder of the Company (see Note 8). Interest expense on the loan was $ 5,471 and $4,220 for the years ended December 31, 2013 and 2012, respectively.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - Income Taxes

At December 31, 2013, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $192,000, which may be applied against future taxable income, if any, which expire at various times, from 2028 to 2033. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2013, the Company had a deferred tax asset of approximately $66,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $11,000 for the year ended December 31, 2013.

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

NOTE 9 - Subsequent Events

During the period January 1 to February 28, 2014, the Company borrowed an additional $10,000 on the related party loan payable, increasing the balance owed to $129,474 (See Note 3).

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A. Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of December 31, 2013, the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, or persons performing similar functions, to allow timely decisions regarding disclosure.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2013, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2013.

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

There has been no change in our internal control over financial reporting that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Menachem M. Schneerson	57	Director, Chairman, President and Chief Executive Officer

Shmaya Glick	44	Director, Treasurer, Secretary

Menachem M. Schneerson, is currently a real estate investor and manager and has been involved in real estate investment for over twenty years. Through Delson Holding, Mr. Schneerson is involved with the management of a portfolio of buildings in New York City. Mr. Schneerson’s business experience led to the decision to appoint him to the Board.

Shmaya Glick, is currently an executive in KTS Development, a company he founded in 2005, where he manages real estate projects, from building rehabilitations and renovations to new developments. He has held management and executive positions in the construction management, general contracting, real estate development and finance industries for over 12 years. Mr. Glick’s business experience led to the decision to appoint him to the Board.

Mr. Schneerson is married to the daughter of Sholom Drizin, a substantial stockholder of the Company and Mr. Glick is married to Mr. Drizin’s niece. There are currently no arrangements or agreements regarding the compensation of either Mr. Schneerson or Mr. Glick with respect to serving as officers and directors of the Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2013, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Long-Term Incentive Plans. As of December 31, 2013, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 24, 2014, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of March 24, 2014. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 100 Henry Street, Brooklyn, New York 11201.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of December 31, 2013 and 2012, loans payable to related party bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Accrued interest on these loans was $14,152 and $8,682 for the years ended December 31, 2013 and 2012, respectively.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2013	Fiscal Year Ended December 31, 2012
Audit Fees	$13,500	$12,000
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2013, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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
_______________
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

WATCHTOWER, INC.

Dated: March 26, 2014	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 26, 2014	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer, and Director (Principal Executive Officer)

Dated: March 26, 2014	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)