Form 10-Q
period 2014-03-31
WATCHTOWER, INC.
filed 2014-05-13
CIK 1407041

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

The number of shares of the issuer’s common stock issued and outstanding as of May 12, 2014 was 12,400,000 shares.

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,420	$566

Total Current Assets	6,420	566

Total Assets	$6,420	$566

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$9,707	$2,925
Accrued Interest - Related Party	15,652	14,152
Loans Payable - Related Party	129,474	119,474

Total Current Liabilities	154,833	136,551

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares
authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares
authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(204,213)	(191,785)

Total Stockholders’ Deficiency	(148,413)	(135,985)

Total Liabilities and Stockholders’ Deficiency	$6,420	$566

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

			For the Period
	For the Quarter Ended		February 20, 2007
	March 31,		(Inception) to
	2014	2013	March 31, 2014

Net Revenues	$-	$-	$-

Costs and Expenses:
Professional Fees	8,980	8,952	146,240
Consulting Fees	-	-	14,500
General and Administrative Expenses	1,949	1,500	54,571
Start Up Costs	-	-	1,103

Total Costs and Expenses	10,929	10,452	216,414

Operating Loss	(10,929)	(10,452)	(216,414)

Other Income (Expense):
Interest Expense	(1,499)	(1,226)	(17,435)
Extinguishment of Debt	-	-	29,636

Total Other Income (Expense)	(1,499)	(1,226)	12,201

Net Loss	$(12,428)	$(11,678)	$(204,213)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC..
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO MARCH 31, 2014

				Deficit
				Accumulated
	Common Stock		Additional Paid-In	During the Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007	-	$-	$-	$-	$-
Common Stock Issued to Founders
at $.0001 Per Share, February 20, 2007	8,000,000	800	-	-	800
Common Stock Issued to Private Investors
at $.01 Per Share, April 10, 2007	3,500,000	350	34,650	-	35,000
Common Stock Issued Pursuant to Public
Offering at $.05 Per Share, August 25, 2007
Net of Expenses of Offering	900,000	90	19,910	-	20,000
Net Loss for the Period	-	-	-	(15,202)	(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598
Net Loss for the Year Ended
December 31, 2008	-	-	-	(60,174)	(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)
Net Income for the Year Ended
December 31, 2009	-	-	-	3,951	3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)
Net Loss for the Year Ended
December 31, 2010	-	-	-	(26,770)	(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)	(42,395)
Net Loss for the Year Ended
December 31, 2011	-	-	-	(28,970)	(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)	(71,365)
Net Loss for the Year Ended
December 31, 2012	-	-	-	(30,707)	(30,707)
Balance December 31, 2012	12,400,000	1,240	54,560	(157,872)	(102,072)
Net Loss for the Year Ended
December 31, 2013	-	-	-	(33,913)	(33,913)
Balance December 31, 2013	12,400,000	1,240	54,560	(191,785)	(135,985)
Net Loss for the Quarter Ended
March 31, 2014 (Unaudited)	-	-	-	(12,428)	(12,428)
Balance March 31, 2014 (Unaudited)	12,400,000	$1,240	$54,560	$(204,213)	$(148,413)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

			For the Period
	For the Quarter Ended		February 20, 2007
	March 31,		(Inception) to
	2014	2013	March 31, 2014
Cash Flows from Operating Activities:
Net Loss	$(12,428)	$(11,678)	$(204,213)
Adjustments to Reconcile Net Loss to Net
Cash (Used) in Operating Activities:
Extinguishment of Debt	-	-	(29,636)
Changes in Assets and Liabilities:
Increase in Accrued Expenses	6,783	9,908	11,493
Increase in Accrued Interest - Related Party	1,499	1,226	15,652
Net Cash (Used) in Operating Activities	(4,146)	(544)	(206,704)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings - Loans Payable	-	-	27,850
Proceeds of Borrowings - Loans Payable - Related Party	10,000	-	129,474

Net Cash Provided by Financing Activities	10,000	-	213,124

Increase (Decrease) in Cash	5,854	(544)	6,420

Cash – Beginning of Period	566	9,245	-

Cash – End of Period	$6,420	$8,701	$6,420

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2013 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $12,428 for the three months ended March 31, 2014 and a net loss of $204,213 for the period February 20, 2007 (inception) to March 31, 2014. In addition, the Company has a working capital deficiency and stockholders' deficiency of $148,413 at March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

Loans payable to related party at March 31, 2014 bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 5). Interest expense on these loans was $1,499 and $1,226 for the quarter ended March 31, 2014 and March 31, 2013, respectively.

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

For a description of such risks and uncertainties refer to our Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 26, 2014. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 26, 2014. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended March 31, 2014 compared to the three months ended March 31, 2013

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended March 31, 2014 and March 31, 2013.

Total operating expenses

During the three (3) months ended March 31, 2014 and 2013, total operating expenses were $10,929 and $10,452, respectively, which were primarily the result of fees for professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $10,929, $1,949 consisted of general and administrative expenses and the balance of $8,980 consisted of professional fees. As of March 31, 2013, $8,952 consisted of professional fees and the balance of $1,500 consisted of general and administrative expenses.

Net loss

During the three months ended March 31, 2014 and 2013, the net loss was $12,428 and $11,678, respectively.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2014 reflects that the Company has cash in the amount of $6,420. The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has no planned operations. The Company had no revenues and incurred a net loss of $12,428 for the three months ended March 31, 2014 and a net loss of $204,213 for the period February 20, 2007 (inception) to March 31, 2014. In addition, the Company has a working capital deficiency and stockholders' deficiency of $148,413 at March 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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
______________
*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: May 13, 2014	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 13, 2014	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)