Form 10-Q
period 2014-06-30
WATCHTOWER, INC.
filed 2014-08-14
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2014

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

The number of shares of the issuer’s common stock issued and outstanding as of August 11, 2014 was 12,400,000 shares.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED BALANCE SHEET

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$3,905	$566

Total Current Assets	3,905	566

Total Assets	$3,905	$566

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$2,500	$2,925
Accrued Interest- Related Party	17,338	14,152
Loans Payable - Related Party	139,474	119,474

Total Current Liabilities	159,312	136,551

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(211,207)	(191,785)

Total Stockholders’ Deficiency	(155,407)	(135,985)

Total Liabilities and Stockholders’ Deficiency	$3,905	$566

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF OPERATIONS
(Unaudited)

	For the Six Months Ended		For the Quarter Ended		For the Period February 20, 2007 (Inception)
	June 30,		June 30,		To June 30,
	2014	2013	2014	2013	2014

Net Revenues	$-	$-	$-	$-	$-
Costs and Expenses:
Professional Fees	12,980	12,952	4,000	4,000	150,240
Consulting Fees	-	-	-	-	14,500
General and Administrative Expenses	3,256	3,734	1,308	2,234	55,878
Start Up Costs	-	-	-	-	1,103
Total Costs and Expenses	16,236	16,686	5,308	6,234	221,721

Operating Loss	(16,236)	(16,686)	(5,308)	(6,234)	(221,721)

Other Income (Expense):
Interest Expense	(3,186)	(2,518)	(1,687)	(1,292)	(19,122)
Extinguishment of Debt	-	-	-	-	29,636
Total Other Income (Expense)	(3,186)	(2,518)	(1,687)	(1,292)	10,514

Net Loss	$(19,422)	$(19,204)	$(6,995)	$(7,526)	$(211,207)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO JUNE 30, 2014

				Deficit
			Additional	Accumulated During the
	Common Stock		Paid-In	Development
	Shares	Amount	Capital	Stage	Total
Balance, February 20, 2007	-	$-	$-	$-	$-
Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-	-	800
Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650	-	35,000
Common Stock Issued Pursuant to Public Offering at $.05 Per Share, August 25, 2007 Net of Expenses of Offering	900,000	90	19,910	-	20,000
Net Loss for the Period	-	-	-	(15,202)	(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598
Net Loss for the Year Ended December 31, 2008	-	-	-	(60,174)	(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)
Net Income for the Year Ended December 31, 2009	-	-	-	3,951	3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)
Net Loss for the Year Ended December 31, 2010	-	-	-	(26,770)	(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)	(42,395)
Net Loss for the Year Ended December 31, 2011	-	-	-	(28,970)	(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)	(71,365)
Net Loss for the Year Ended December 31, 2012	-	-	-	(30,707)	(30,707)
Balance, December 31, 2012	12,400,000	1,240	54,560	(157,872)	(102,072)
Net Loss for the Year Ended December 31, 2013	-	-	-	(33,913)	(33,913)
Balance, December 31, 2013	12,400,000	1,240	54,560	(191,785)	(135,985)
Net Loss for the Six Months Ended June 30, 2014 (Unaudited)	-	-	-	(19,422)	(19,422)
Balance, June 30, 2014 (Unaudited)	12,400,000	$1,240	$54,560	$(211,207)	$(155,407)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Six Months Ended		For the Period February 20, 2007
	June 30,		(Inception) to
	2014	2013	June 30, 2014
Cash Flows from Operating Activities:
Net Loss	$(19,422)	$(19,204)	$(211,207)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Extinguishment of Debt	-	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(425)	(2,629)	4,286
Increase in Accrued Interest-Related Party	3,186	2,518	17,338

Net Cash (Used) in Operating Activities	(16,661)	(19,315)	(219,219)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Cash Overdraft	-	70
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings – Loans Payable	-	-	27,850
Proceeds of Borrowings – Loans Payable Related Party	20,000	10,000	139,474

Net Cash Provided by Financing Activities	20,000	10,070	223,124

Increase (Decrease) in Cash	3,339	(9,245)	3,905

Cash – Beginning of Period	566	9,245	-

Cash – End of Period	$3,905	$-	$3,905

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $19,422 for the six months ended June 30, 2014 and a net loss of $211,207 for the period February 20, 2007 (inception) to June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended June 30, 2014 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 – Summary of Significant Accounting Policies

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued a new accounting standard that reduces some of the disclosure and reporting requirements for development stage entities. The change will be effective for interim and annual reporting periods beginning after December 15, 2014. As of such date, among other things, development stage entities will no longer be required to report inception-to-date information.

NOTE 3 – Loans Payable - Related Party

During the quarter ended June 30, 2014 the Company received an additional loan of $10,000 from a related party bringing the total amount owed at June 30, 2014 to $139,474. The loans bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the new principal shareholder of the Company (see Note 6). Interest expense on these loans was $3,186 and $2,518 for the six months ended June 30, 2014 and June 30, 2013, respectively.

NOTE 4 – Preferred Stock

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

NOTE 5 – Common Stock

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

NOTE 6 – Change in Ownership and Management

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

NOTE 7 – Extinguishment of Debt

Indebtedness consisting of loans payable in the amount of $27,850 and related accrued interest of $1,786 was forgiven during 2009.

NOTE 8 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filling of the financial statements with the Securities and Exchange Commission.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Results of Operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended June 30, 2014 and June 30, 2013.

Total operating expenses

During the three (3) months ended June 30, 2014 and 2013, total operating expenses were $5,308 and $6,234, respectively, which were primarily the result of fees for professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. The $5,308 consisted of $4,000 of professional fees and the balance of $1,308 consisted of general and administrative expenses. For the three (3) months ended June 30, 2013, $2,234 consisted of general and administrative expenses and the balance of $4,000 consisted of professional fees.

Net loss

During the three months ended June 30, 2014 and 2013, the net loss was $6,995 and $7,526, respectively.

Results of Operations For the six months ended June 30, 2014 compared to the six months ended June 30, 2013

Revenues

The Company is in its development stage and did not generate any revenues for the six (6) months ended June 30, 2014 and June 30, 2013.

Total operating expenses

During the six (6) months ended June 30, 2014 and 2013, total operating expenses were $16,236 and $16,686, respectively, which were primarily the result of fees for professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $16,236, $3,256 consisted of general and administrative expenses and the balance of $12,980 consisted of professional fees. For the six (6) months ended June 30, 2013, $12,952 consisted of professional fees and the balance of $3,734 consisted of general and administrative expenses.

Net loss

During the six months ended June 30, 2014 and 2013, the net loss was $19,422 and $19,204, respectively.

Liquidity and Capital Resources

Our balance sheet as of June 30, 2014 reflects that the Company had $3,905 in cash. The Company is a blank check company and does not have any planned operations.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $19,422 for the six months ended June 30, 2014 and a net loss of $211,207 for the period February 20, 2007 (inception) to June 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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

PART II. OTHER INFORMATION

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

ITEM 1A. RISK FACTORS.

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

____________

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: August 14, 2014	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 14, 2014	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

