Form 10-Q
period 2014-09-30
WATCHTOWER, INC.
filed 2014-11-13
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2014

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

(718) 624-5000

(Issuer's telephone number)

 ______________________________________________________________

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

The number of shares of the issuer’s common stock issued and outstanding as of November 9, 2014 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED BALANCE SHEET

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$566

Total Current Assets	-	566

Total Assets	$-	$566

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Cash Overdraft	$610	$-
Accrued Expenses	2,500	2,925
Accrued Interest- Related Party	19,096	14,152
Loans Payable - Related Party	139,474	119,474

Total Current Liabilities	161,680	136,551

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Deficit Accumulated During the Development Stage	(217,480)	(191,785)

Total Stockholders’ Deficiency	(161,680)	(135,985)

Total Liabilities and Stockholders’ Deficiency	$-	$566

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Nine Months Ended September 30,		For the Quarter Ended September 30,		For the Period February 20, 2007 (Inception) To September 30,
	2014	2013	2014	2013	2014

Net Revenues	$-	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	15,980	15,952	3,000	3,000	153,240
Consulting Fees	-	-	-	-	14,500
General and Administrative Expenses	4,771	5,100	1,515	1,366	57,393
Start Up Costs	-	-	-	-	1,103

Total Costs and Expenses	20,751	21,052	4,515	4,366	226,236

Operating Loss	(20,751)	(21,052)	(4,515)	(4,366)	(226,236)

Other Income (Expense):
Interest Expense	(4,944)	(3,965)	(1,758)	(1,447)	(20,880)
Extinguishment of Debt	-	-	-	-	29,636

Total Other Income (Expense)	(4,944)	(3,965)	(1,758)	(1,447)	8,756

Net Loss	$(25,695)	$(25,017)	$(6,273)	$(5,813)	$(217,480)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.

(A DEVELOPMENT STAGE COMPANY)

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE PERIOD FEBRUARY 20, 2007 (INCEPTION) TO SEPTEMBER 30, 2014

	Common Stock		Additional Paid-In	Deficit Accumulated During the Development
	Shares	Amount	Capital	Stage	Total

Balance, February 20, 2007	$-	$-	$-	$-	$-
Common Stock Issued to Founders at $.0001 Per Share	8,000,000	800	-	-	800
Common Stock Issued to Private Investors at $.01 Per Share	3,500,000	350	34,650	-	35,000
Common Stock Issued Pursuant to Public Offering at $.05 Per Share, August 25, 2007 Net of Expenses of Offering	900,000	90	19,910	-	20,000
Net Loss for the Period	-	-	-	(15,202)	(15,202)
Balance, December 31, 2007	12,400,000	1,240	54,560	(15,202)	40,598
Net Loss for the Year Ended December 31, 2008	-	-	-	(60,174)	(60,174)
Balance, December 31, 2008	12,400,000	1,240	54,560	(75,376)	(19,576)
Net Income for the Year Ended December 31, 2009	-	-	-	3,951	3,951
Balance, December 31, 2009	12,400,000	1,240	54,560	(71,425)	(15,625)
Net Loss for the Year Ended December 31, 2010	-	-	-	(26,770)	(26,770)
Balance, December 31, 2010	12,400,000	1,240	54,560	(98,195)	(42,395)
Net Loss for the Year Ended December 31, 2011	-	-	-	(28,970)	(28,970)
Balance, December 31, 2011	12,400,000	1,240	54,560	(127,165)	(71,365)
Net Loss for the Year Ended December 31, 2012	-	-	-	(30,707)	(30,707)
Balance, December 31, 2012	12,400,000	1,240	54,560	(157,872)	(102,072)
Net Loss for the Year Ended December 31, 2013	-	-	-	(33,913)	(33,913)
Balance, December 31, 2013	12,400,000	1,240	54,560	(191,785)	(135,985)
Net Loss for the Nine Months Ended September 30, 2014 (Unaudited)	-	-	-	(25,695)	(25,695)
Balance, September 30, 2014 (Unaudited)	12,400,000	$1,240	$54,560	$(217,480)	$(161,680)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,		For the Period February 20, 2007 (Inception) to September 30,
	2014	2013	2014
Cash Flows from Operating Activities:
Net Loss	$(25,695)	$(25,017)	$(217,480)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Extinguishment of Debt	-	-	(29,636)
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(425)	(619)	4,286
Increase in Accrued Interest-Related Party	4,944	3,965	19,096

Net Cash (Used) in Operating Activities	(21,176)	(21,671)	(223,734)

Cash Flows from Investing Activities:	-	-	-

Cash Flows from Financing Activities:
Cash Overdraft	610	-	610
Proceeds from Sale of Common Stock	-	-	80,800
Expenses of Public Offering	-	-	(25,000)
Proceeds of Borrowings – Loans Payable	-	-	27,850
Proceeds of Borrowings – Loans Payable Related Party	20,000	20,000	139,474

Net Cash Provided by Financing Activities	20,610	20,000	223,734

Increase (Decrease) in Cash	(566)	(1,671)	-

Cash – Beginning of Period	566	9,245	-

Cash – End of Period	$-	$7,574	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-	$-
Income Taxes Paid	$-	$-	$-

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

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $25,695 for the nine months ended September 30, 2014 and a net loss of $217,480 for the period February 20, 2007 (inception) to September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months ended September 30, 2014 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

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

NOTE 3 - Loans Payable - Related Party

The total amount owed at September 30, 2014 is $139,474. The loans bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company (see Note 6). Interest expense on these loans was $4,944 and $3,965 for the nine months ended September 30, 2014 and September 30, 2013, respectively.

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

NOTE 5 - Common Stock

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

NOTE 6 - Change in Ownership and Management

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

NOTE 7 - Extinguishment of Debt

Indebtedness consisting of loans payable in the amount of $27,850 and related accrued interest of $1,786 was forgiven during 2009.

NOTE 8 - Subsequent Events

On October 21, 2014, the Company borrowed an additional $10,000 on the Loans Payable-Related Party, increasing the balance owed to $149,474 (See Note 3).

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

History

Watchtower, Inc. was incorporated on February 20, 2007, in the State of Nevada. The Company was originally focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intended to market and resell agricultural based bio-diesel fuels. Our goal was to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission (the “SEC”) on August 20, 2007 (the “Registration Statement”) and filings of periodic reports with the SEC. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire.

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

Results of Operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013

Revenues

The Company is in its development stage and did not generate any revenues for the three (3) months ended September 30, 2014 and September 30, 2013.

Total operating expenses

During the three (3) months ended September 30, 2014 and 2013, total operating expenses were $4,515 and $4,366, respectively, which were primarily the result of fees for professional and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $4,515, $3,000 consisted of professional fees and $1,515 consisted of general and administrative expenses. For the quarter ended September 30, 2013, $3,000 consisted of professional fees and $1,366 consisted of general and administrative expenses.

Net loss

During the three months ended September 30, 2014 and 2013, the net loss was $6,273 and $5,813, respectively.

Comparison of Nine Months Ended September 30, 2014 and 2013

Revenues

The Company did not generate any revenues for the nine (9) months ended September 30, 2014 and September 30, 2013.

Total operating expenses

During the nine (9) months ended September 30, 2014 and 2013, total operating expenses were $20,751 and $21,052, respectively

Net loss

During the nine months ended September 30, 2014 and 2013, the net loss was $25,695 and $25,017, respectively.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2014 reflects that the Company had no cash. The Company is a blank check company and does not have any planned operations.

The total amount owed to a principal shareholder of the Company at September 30, 2014 is $139,474. The loan bears interest at 5% per annum and is payable on demand.

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

Going Concern Consideration

The Company is a development stage company and has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $25,695 for the nine months ended September 30, 2014 and a net loss of $217,480 for the period February 20, 2007 (inception) to September 30, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None

Item 6. Exhibits

Exhibit No.	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: November 13, 2014	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 13, 2014	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

