Form 10-K
period 2014-12-31
WATCHTOWER, INC.
filed 2015-03-31
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

The number of shares of the issuer’s common stock issued and outstanding as of March 30, 2015 was 12,400,000 shares.

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

Holders

As of March 30, 2015 there were 12,400,000 common shares issued and outstanding, which were held by 40 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2014.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2014.

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this Item 6.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements contained in this prospectus, including statements regarding the anticipated development and expansion of our business, our intent, belief or current expectations, primarily with respect to the future operating performance of the Company are forward-looking statements and speak only as of the date on which they are made. We undertake no obligation to update such statements to reflect events that occur or circumstances that exist after the date on which they are made.

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

Results of Operations

Years Ended December 31, 2014 and 2013

We had $2,368 in cash and cash equivalents as of December 31, 2014. We did not generate any revenues from operations during the years ended December 31, 2014 and 2013. Total operating costs and expenses during the year ended December 31, 2014 was $28,940 and a net loss of $35,740 as compared to total operating costs and expenses of $28,442 for a net loss of $33,913 for the year ended December 31, 2013. Expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2014 reflects that the Company had $2,368 in cash. In addition, the Company had a working capital deficiency and stockholders’ deficiency of $171,725 at December 31, 2014.

As of December 31, 2014 and 2013, loans payable to a related party bear interest at 5% per annum and are payable on demand and were $150,124 and $119,474, respectively. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Accrued interest on these loans was $20,952 and $14,152 and for the years ended December 31, 2014 and 2013, respectively.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred net losses for the years ended December 31, 2014 and 2013. In addition, the Company had a working capital deficiency and stockholders' deficiency of $171,725 at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2014, have been prepared on a “going concern” basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2014, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, results of operations or liquidity.

Need For Additional Financing

Based upon our current major shareholder’s willingness to extend credit to the Company and/or invest in the Company until a business combination is completed, the Company believes that its existing capital will be sufficient to meet the Company’s cash needs required for the costs of compliance with the reporting requirements of the Exchange Act, and for the costs of accomplishing its goal of completing a business combination, for an indefinite period of time. Accordingly, in the event the Company is able to complete a business combination during this period, it anticipates that its existing capital will be sufficient to allow it to accomplish the goal of completing a business combination. There is no assurance, however, that the available funds will ultimately prove to be adequate to allow it to complete a business combination, and once a business combination is completed, the Company’s needs for additional financing are likely to increase substantially. In addition, as the current major shareholder is under no obligation to continue to extend credit to the Company and/or invest in the Company, there is no assurance that such credit or investment will continue or that it will continue to be sufficient for future periods.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Watchtower, Inc.

We have audited the accompanying balance sheets of Watchtower, Inc. (“the Company”) as of December 31, 2014 and 2013, and the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses for the years ended December 31, 2014 and 2013, and at December 31, 2014 has a working capital deficiency and stockholders' deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 31, 2015

WATCHTOWER, INC.

BALANCE SHEET

	December 31,
	2014	2013
ASSETS
Current Assets:
Cash and Cash Equivalents	$2,368	$566

Total Current Assets	2,368	566

Total Assets	$2,368	$566

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$3,017	$2,925
Accrued Interest - Related Party	20,952	14,152
Loan Payable - Related Party	150,124	119,474

Total Current Liabilities	174,093	136,551

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized,12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(227,525)	(191,785)

Total Stockholders’ Deficiency	(171,725)	(135,985)

Total Liabilities and Stockholders’ Deficiency	$2,368	$566

The accompanying notes are an integral part of these financial statements.

F-1 F-2

WATCHTOWER, INC.
STATEMENT OF OPERATIONS

	For the Year Ended
	December 31,
	2014	2013

Net Revenues	$-	$-

Costs and Expenses:
Professional Fees	21,480	21,452
General and Administrative Expenses	7,460	6,990

Total Costs and Expenses	28,940	28,442

Operating Loss	(28,940)	(28,442)

Other Income (Expense):
Interest Expense	(6,800)	(5,471)
Total Other Income (Expense)	(6,800)	(5,471)

Net Loss	$(35,740)	$(33,913)
Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE YEARS ENDED DECMBER 31, 2014 AND 2013

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2012	12,400,000	$1,240	$54,560	$(157,872)	$(102,072)

Net Loss for the Year Ended December 31, 2013	-	-	-	(33,913)	(33,913)

Balance December 31, 2013	12,400,000	1,240	54,560	(191,785)	(135,985)

Net Loss for the Year Ended December 31, 2014	-	-	-	(35,740)	(35,740)

Balance December 31, 2014	12,400,000	$1,240	$54,560	$(227,525)	$(171,725)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended
	December 31,
	2014	2013
Cash Flows from Operating Activities:
Net Loss	$(35,740)	$(33,913)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	92	(236)
Increase in Accrued Interest - Related Party	6,800	5,470
Net Cash (Used) in Operating Activities	(28,848)	(28,679)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings - Loan Payable - Related Party	30,650	20,000

Net Cash Provided by Financing Activities	30,650	20,000

Increase (Decrease) in Cash and cash Equivalents	1,802	(8,679)
Cash and Cash Equivalents – Beginning	566	9,245
Cash and Cash Equivalents – Ending	$2,368	$566

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies

Organization

Watchtower, Inc. (“the Company”) was incorporated on February 20, 2007 under the laws of the State of Nevada.

 The Company incurred net losses for the years ended December 31, 2014 and 2013 and has not generated revenues from planned principal operations. The Company has abandoned its business plan and is now seeking an operating company with which to merge or acquire. Accordingly, the Company is now considered a blank check company. There is no assurance, however, that the Company will achieve its objectives or goals.

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

Advertising Costs

Advertising costs will be charged to operations when incurred. The Company did not incur any advertising costs during the years ended December 31, 2014 and 2013.

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

Research and Development

Research and development costs will be charged to expense in the period incurred. The Company did not incur any research and development costs during the years ended December 31, 2014 and 2013.

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

WATCHTOWER, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - Summary of Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-10 (ASU 2014-10), Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification, thereby removing the financial reporting distinction between development stage entities and other reporting entities from U.S. GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. ASU 2014-10 will be effective for interim and annual reporting periods beginning after December 15, 2014. The update became effective for the Company during the year ended December 31, 2014. The adoption of this standard has no effect on the Company’s results of operations.

NOTE 2 - Going Concern

The Company incurred net losses for the years ended December 31, 2014 and 2013, and had a working capital and stockholders' deficiency of $171,725 at December 31, 2014. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended December 31, 2014, the Company borrowed an additional $30,650 from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

WATCHTOWER, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Loan Payable - Related Party

Loan payable to related party at December 31, 2014 and 2013 bears interest at 5% per annum and is payable on demand. It consists of advances made by an individual who is the principal shareholder of the Company. Interest expense on the loan was $ 6,800 and $5,471 for the years ended December 31, 2014 and 2013, respectively.

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

NOTE 5 - Income Taxes

At December 31, 2014, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $167,350, which may be applied against future taxable income, if any, which expire at various times, from 2029 to 2034. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2014, the Company had a deferred tax asset of approximately $57,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to a decrease in the valuation allowance of approximately $9,000 for the year ended December 31, 2014.

NOTE 6 - Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

The Company has had no disagreements with its certified public accountants with respect to accounting practices or procedures or financial disclosure.

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of December 31, 2014, the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, or persons performing similar functions, to allow timely decisions regarding disclosure.

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

The Company’s management, including the Company’s Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework in “Internal Control - Integrated Framework” promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the “COSO” criteria. Based on the assessment performed, management believes that as of December 31, 2014, the Company’s internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management’s assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2014.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held
Menachem M. Schneerson	58	Director, Chairman, President and Chief Executive Officer

Shmaya Glick	45	Director, Treasurer, Secretary

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

None of our directors or officers is a director in any other U.S. reporting companies. None of our directors or officers has been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which any of the Company’s officers or directors, or any associate of any such officer or director, is a party adverse to the Company or has a material interest adverse to it.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2014, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Long-Term Incentive Plans. As of December 31, 2014, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or corporate change in control.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 30, 2015, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of March 30, 2015. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 100 Henry Street, Brooklyn, New York 11201.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of December 31, 2014 and 2013, loans payable to a related party bear interest at 5% per annum and are payable on demand and were $150,124 and $119,474, respectively. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. Accrued interest on these loans was $20,952 and $14,152 and for the years ended December 31, 2014 and 2013, respectively.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2014	Fiscal Year Ended December 31, 2013
Audit Fees	$13,500	$13,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2014, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

WATCHTOWER, INC.

Dated: March 31, 2015	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2015	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 31, 2015	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

