Form 10-Q
period 2015-03-31
WATCHTOWER, INC.
filed 2015-05-15
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ___________

Commission File Number: 333-144943

WATCHTOWER, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98-0523909
(State of incorporation)	(IRS Employer ID Number)

100 Henry Street, Brooklyn, New York 11201

(Address of principal executive offices)

(718) 624-5000

(Issuer's telephone number)

___________________________________________________________

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

The number of shares of the issuer’s common stock issued and outstanding as of May 12, 2015 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

CONDENSED BALANCE SHEET

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current Assets:
Cash and Cash Equivalents	$-	$2,368

Total Current Assets	-	2,368

Total Assets	$-	$2,368

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Cash Overdraft	$49	$-
Accrued Expenses	10,981	3,017
Accrued Interest - Related Party	22,803	20,952
Loans Payable - Related Party	150,124	150,124

Total Current Liabilities	183,957	174,093

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(239,757)	(227,525)

Total Stockholders’ Deficiency	(183,957)	(171,725)

Total Liabilities and Stockholders’ Deficiency	$-	$2,368

 The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF OPERATIONS

(UNAUDITED)

	For the Quarter Ended March 31,
	2015	2014

Net Revenues	$-	$-

Costs and Expenses:
Professional Fees	7,754	8,980
General and Administrative Expenses	2,627	1,949
Total Costs and Expenses	10,381	10,929

Operating Loss	(10,381)	(10,929)

Other Income (Expense):
Interest Expense	(1,851)	(1,499)
Total Other Income (Expense)	(1,851)	(1,499)

Net Loss	$(12,232)	$(12,428)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

4

WATCHTOWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE QUARTER ENDED MARCH 31, 2015

(UNAUDITED)

	Common Stock		Additional	Accumulated
	Shares	Amount	Paid-In Capital	Deficit	Total

Balance December 31, 2014	12,400,000	$1,240	$54,560	$(227,525)	$(171,725)

Net Loss for the quarter ended March 31, 2015	-	-	-	(12,232)	(12,232)

Balance March 31, 2015	12,400,000	$1,240	$54,560	$(239,757)	$(183,957)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(12,232)	$(12,428)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	7,964	6,783
Increase in Accrued Interest - Related Party	1,851	1,499
Net Cash (Used) in Operating Activities	(2,417)	(4,146)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Cash Overdraft	49	-
Proceeds of Borrowings - Loans Payable -
Related Party	-	10,000

Net Cash Provided by Financing Activities	49	10,000

Increase (Decrease) in Cash	(2,368)	5,854

Cash – Beginning of Period	2,368	566

Cash – End of Period	$-	$6,420

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Watchtower, Inc. (“the Company”) was incorporated on February 20, 2007 under the laws of the State of Nevada.

 The Company has not generated revenues from planned principal operations. The Company has abandoned its business plan and is now seeking an operating company with which to merge or acquire. Accordingly, the Company is now considered a blank check company. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2014 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

 The Company had no revenues and incurred a net loss of $12,232 and $12,428 for the three months ended March 31, 2015 and 2014 respectively. In addition, the Company has a working capital deficiency and stockholders' deficiency of $183,957 at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

Loans payable to related party at March 31, 2015 bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company. Interest expense on these loans was $1,851 and $1,499 for the periods ended March 31, 2015 and March 31, 2014, respectively.

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

NOTE 4 - Subsequent Events

 The company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

For a description of such risks and uncertainties refer to our Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 31, 2015. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2015. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended March 31, 2015 compared to the three months ended March 31, 2014

Revenues

The Company did not generate any revenues for the three (3) months ended March 31, 2015 and March 31, 2014.

Total operating expenses

During the three (3) months ended March 31, 2015 and 2014, total operating expenses were $10,381 and $10,929, respectively, which were primarily the result of fees for professional, and accounting services associated with fulfilling the Company’s SEC reporting requirements. Of the $10,381, $2,627 consisted of general and administrative expenses and the balance of $7,754 consisted of professional fees. As of March 31, 2014, $8,980 consisted of professional fees and the balance of $1,949 consisted of general and administrative expenses.

Net loss

During the three months ended March 31, 2015 and 2014, the net loss was $12,232 and $12,428, respectively.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2015 reflects that the Company has no cash. The Company is a blank check company and does not have any planned operations.

As of March 31, 2015 the company is indebted to a principal shareholder in the principal amount of $150,124. Said amount bears interest at 5% per annum and is payable on demand.  Interest was $1,851 the period ended March 31, 2015.

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

Going Concern Consideration

The Company has no planned operations. The Company had no revenues and incurred a net loss of $12,232 and $12,428 for the three months ended March 31, 2015 and 2014 respectively. In addition, the Company has a working capital deficiency and stockholders' deficiency of $183,957 at March 31, 2015. These factors raise substantial doubt about the Company’s ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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

Item 6. Exhibits.

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

WATCHTOWER, INC.

Dated: May 15, 2015	By:	/s/ Menachem M. Schneerson
Menachem M. Schneerson
President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2015	By:	/s/ Shmaya Glick
Shmaya Glick
Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

