Form 10-Q
period 2015-06-30
WATCHTOWER, INC.
filed 2015-08-13
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 000-52783

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the issuer's common stock issued and outstanding as of August 10, 2015 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

CONDENSED BALANCE SHEET

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$5,931	$2,368

Total Current Assets	5,931	2,368

Total Assets	$5,931	$2,368

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Accrued Expenses	$13,511	$3,017
Accrued Interest- Related Party	24,735	20,952
Loans Payable - Related Party	160,124	150,124

Total Current Liabilities	198,370	174,093

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(248,239)	(227,525)

Total Stockholders' Deficiency	(192,439)	(171,725)

Total Liabilities and Stockholders' Deficiency	$5,931	$2,368

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Six Months Ended June 30,		For the Quarter Ended June 30,
	2015	2014	2015	2014

Net Revenues	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	13,004	12,980	5,250	4,000
General and Administrative Expenses	3,927	3,256	1,300	1,308

Total Costs and Expenses	16,931	16,236	6,550	5,308

Operating Loss	(16,931)	(16,236)	(6,550)	(5,308)

Other Income (Expense):
Interest Expense	(3,783)	(3,186)	(1,932)	(1,687)

Total Other Income (Expense)	(3,783)	(3,186)	(1,932)	(1,687)

Net Loss	$(20,714)	$(19,422)	$(8,482)	$(6,995)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2015

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	12,400,000	$1,240	$54,560	$(227,525)	$(171,725)

Net loss for the six months ended June 30, 2015	-	-	-	(20,714)	(20,714)

Balance June, 30, 2015	12,400,000	$1,240	$54,560	$(248,239)	$(192,439)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(20,714)	$(19,422)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	10,494	(425)
Increase in Accrued Interest-Related Party	3,783	3,186
Net Cash (Used) in Operating Activities	(6,437)	(16,661)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:

Proceeds of Borrowings - Loans Payable
Related Party	10,000	20,000

Net Cash Provided by Financing Activities	10,000	20,000

Increase in Cash	3,563	3,339

Cash - Beginning of Period	2,368	566

Cash - End of Period	$5,931	$3,905

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1 - Organization and Basis of Presentation

Watchtower, Inc. ("the Company") was incorporated on February 20, 2007 under the laws of the State of Nevada.

The Company has not generated revenues from planned principal operations. The Company has abandoned its business plan and is now seeking an operating company with which to merge or acquire. Accordingly, the Company is now considered a blank check company. There is no assurance, however, that the Company will achieve its objectives or goals.

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2014 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company had no revenues and incurred a net loss of $20,714 and $19,422 for the six months ended June 30, 2015 and 2014 respectively. In addition, the Company has a working capital deficiency and stockholders' deficiency of $192,439 at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended June 30, 2015 the Company borrowed $10,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

During the quarter ended June 30, 2015 the Company received an additional loan of $10,000 from a related party bringing the total amount owed at June 30, 2015 to $160,124. The loans bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company. Interest expense on these loans was $3,783 and $3,186 for the six months ended June 30, 2015 and June 30, 2014, respectively.

NOTE 3 - Preferred Stock

The Company's Board of Directors may, without further action by the Company's stockholders, from time to time, direct the issuance of any authorized but unissued or unreserved shares of preferred stock in series and at the time of issuance, determine the rights, preferences and limitations of each series. The holders of preferred stock may be entitled to receive a preference payment in the event of any liquidation, dissolution or winding-up of the Company before any payment is made to the holders of the common stock. Furthermore, the board of directors could issue preferred stock with voting and other rights that could adversely affect the voting power of the holders of the common stock.

NOTE 4 - Subsequent Events

The company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission.

In July 2015, the Company borrowed an additional $10,000 on the related party loan payable, increasing the balance owed to $170,124 (See Note 2).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

As used in this Form 10-Q, references to "Watchtower," the "Company," "we," "our" or "us" refer to Watchtower, Inc. unless the context otherwise indicates.

Forward-Looking Statements

The following discussion should be read in conjunction with our financial statements, which are included elsewhere in this Form 10-Q (the "Report"). This Report contains forward-looking statements which relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

History

Watchtower, Inc. was incorporated on February 20, 2007, in the State of Nevada. The Company was focused on becoming involved in the growing market for renewable and environmentally sustainable energy and intended to market and resell agricultural based bio-diesel fuels. Our goal was to source various available agri-biodiesel fuel products from many producers internationally and offer renewable alternatives to petroleum based fuels in the United States. Due to the state of the economy, the Company has conducted virtually no business other than organizational matters, filing its Registration Statement on Form SB-2, which was declared effective by the Securities and Exchange Commission (the "SEC") on August 20, 2007 (the "Registration Statement") and filings of periodic reports with the SEC. The Company has since abandoned its business plan and is now seeking an operating company with which to merge or to acquire.

We are now considered a blank check company. The U.S. Securities and Exchange Commission (the "SEC") defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

Our current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into our company. In certain instances, a target company may wish to become a subsidiary of ours or may wish to contribute or sell assets to us rather than to merge. No assurances can be given that we will be successful in identifying or negotiating with any target company. We seek to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

A business combination with a target company normally will involve the transfer to the target company of the majority of our issued and outstanding common stock, and the substitution by the target company of its own management and board of directors. No assurances can be given that we will be able to enter into a business combination, or, if we do enter into such a business combination, no assurances can be given as to the terms of a business combination, or as to the nature of the target company.

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

For the six months ended June 30, 2015 compared to the six months ended June 30, 2014

Revenues

The Company did not generate any revenues for the six months ended June 30, 2015 and June 30, 2014.

Total operating expenses

During the six months ended June 30, 2015, total operating expenses were $16,931, consisting of professional fees of $13,004 and general and administrative expenses of $3,927 associated with fulfilling the Company's SEC reporting requirements. During the six months ended June 30, 2014, total operating expenses were $16,236 consisting of $12,980 of professional fees and the balance of $3,256 consisted of general and administrative expenses.

Net loss

During the six months ended June 30, 2015 and 2014, net loss was $20,714 and $19,422, respectively.

For the three months ended June 30, 2015 compared to the three months ended June 30, 2014

Revenues

The Company did not generate any revenues for the three months ended June 30, 2015 and June 30, 2014.

Total operating expenses

During the three months ended June 30, 2015, total operating expenses were $6,550, consisting of professional fees of $5,250 and general and administrative fees of $1,300 associated with fulfilling the Company's SEC reporting requirements. During the three months ended June 30, 2014, total operating expenses were $5,308, consisting of professional fees of $4,000 and general and administrative fees of $1,308.

Net loss

During the three months ended June 30, 2015 and 2014, net loss was $8,482 and $6,995, respectively.

Liquidity and Capital Resources

As of June 30, 2015, we had $5,931 in cash. The Company is a blank check company and does not have any planned operations.

As of June 30, 2015, loans payable to a related party totaled $160,124, bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. The interest expense on these loans was $3,783 and $3,186 for the six months ended June 30, 2015 and 2014, respectively. In July 2015, the Company borrowed an additional $10,000 from Mr. Drizen.

The focus of our efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. We have considered various business alternatives including the possible acquisition of an existing business, but to date have found possible opportunities unsuitable or excessively priced. We do not contemplate limiting the scope of our search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. We presently own no real property and at this time have no intention of acquiring any such property. Our primary expected expenses are comprised substantially of professional fees primarily incident to its reporting requirements.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $20,714 for the six months ended June 30, 2015. In addition, the Company has a working capital deficiency and stockholders' deficiency of $192,439 at June 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of June 30, 2015 and have concluded that the disclosure controls and procedures are effective as of such date to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

Changes in Internal Controls over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings.

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company's property is not the subject of any pending legal proceedings.

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

________________

*	Filed herewith.

**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: August 13, 2015	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 13, 2015	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

