Form 10-Q
period 2015-09-30
WATCHTOWER, INC.
filed 2015-11-16
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares of the issuer's common stock issued and outstanding as of November 13, 2015 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

CONDENSED BALANCE SHEET

	September 30, 2015	December 31, 2014
	(Unaudited)

ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$2,368

Total Current Assets	-	2,368

Total Assets	$-	$2,368

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities:
Cash Overdraft	$3,104	$-
Accrued Expenses	207	3,017
Accrued Interest- Related Party	26,840	20,952
Loans Payable - Related Party	170,124	150,124

Total Current Liabilities	200,275	174,093

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(256,075)	(227,525)

Total Stockholders' Deficiency	(200,275)	(171,725)

Total Liabilities and Stockholders' Deficiency	$-	$2,368

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Nine Months Ended		For the Quarter Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net Revenues	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	17,004	15,980	4,000	3,000
General and Administrative Expenses	5,658	4,771	1,731	1,515

Total Costs and Expenses	22,662	20,751	5,731	4,515

Operating Loss	(22,662)	(20,751)	(5,731)	(4,515)

Other Income (Expense):
Interest Expense	(5,888)	(4,944)	(2,105)	(1,758)

Total Other Income (Expense)	(5,888)	(4,944)	(2,105)	(1,758)

Net Loss	$(28,550)	$(25,695)	$(7,836)	$(6,273)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2015

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2014	12,400,000	$1,240	$54,560	$(227,525)	$(171,725)

Net loss for the nine months ended September 30, 2015	-	-	-	(28,550)	(28,550)

Balance September 30, 2015	12,400,000	$1,240	$54,560	$(256,075)	$(200,275)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(28,550)	$(25,695)
Adjustments to Reconcile Net Loss to Net
Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(2,810)	(425)
Increase in Accrued Interest-Related Party	5,888	4,944

Net Cash (Used) in Operating Activities	(25,472)	(21,176)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Cash Overdraft	3,104	610
Proceeds of Borrowings – Loans Payable Related Party	20,000	20,000

Net Cash Provided by Financing Activities	23,104	20,610

Increase (Decrease) in Cash	(2,368)	(566)

Cash – Beginning of Period	2,368	566

Cash – End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

The Company had no revenues and incurred a net loss of $28,550 and $25,695 for the nine months ended September 30, 2015 and 2014 respectively. In addition, the Company has a working capital deficiency and stockholders' deficiency of $200,275 at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months ended September 30, 2015 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

During the quarter ended September 30, 2015 the Company received an additional loan of $10,000 from a related party bringing the total amount owed at September 30, 2015 to $170,124. The loans bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company. Interest expense on these loans was $5,888 and $4,944 for the nine months ended September 30, 2015 and September 30, 2014, respectively.

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

Watchtower's current business plan is to attempt to identify and negotiate with a business target for the merger of that entity with and into Watchtower. In certain instances, a target company may wish to become a subsidiary of Watchtower or may wish to contribute or sell assets to Watchtower rather than to merge. No assurances can be given that Watchtower will be successful in identifying or negotiating with any target company. Watchtower seeks to provide a method for a foreign or domestic private company to become a reporting or public company whose securities are qualified for trading in the United States secondary markets.

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

Results of Operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014

Revenues

The Company did not generate any revenues for the three months ended September 30, 2015 and September 30, 2014.

Total operating expenses

During the three months ended September 30, 2015 and 2014, total operating expenses were $5,731 and $4,515, respectively, which were primarily the result of fees for professional and accounting services associated with fulfilling the Company's SEC reporting requirements. Of the $5,731, $4,000 consisted of professional fees and $1,731 consisted of general and administrative expenses. As of September 30, 2014, $3,000 consisted of professional fees and $1,515 consisted of general and administrative expenses.

Net loss

During the three months ended September 30, 2015 and 2014, the net loss was $7,836 and $6,273, respectively.

Comparison of Nine Months Ended September 30, 2015 and 2014

Revenues

The Company did not generate any revenues for the nine months ended September 30, 2015 and September 30, 2014.

Total operating expenses

During the nine months ended September 30, 2015, total operating expenses were $22,662, which consisted of $17,004 for professional fees and $5,658 for general and administrative expenses. During the nine months ended September 30, 2014, total operating expenses were $20,751, which consisted of $15,980 for professional fees and $4,771 for general and administrative expenses.

Net loss

During the nine months ended September 30, 2015 and 2014, the net loss was $28,550 and $25,695, respectively.

Liquidity and Capital Resources

Our balance sheet as of September 30, 2015 reflects that the Company had no cash. The Company is a blank check company and does not have any planned operations.

The total amount owed to a principal shareholder of the Company at September 30, 2015 is $170,124. The loan bears interest at 5% per annum and is payable on demand. Interest expense on these loans was $5,888 for the nine months ended September 30, 2015.

The focus of Watchtower's efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. Watchtower has considered various business alternatives including the possible acquisition of an existing business, but to date has found possible opportunities unsuitable or excessively priced. Watchtower does not contemplate limiting the scope of its search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. Watchtower presently owns no real property and at this time has no intention of acquiring any such property. Watchtower's primary expected expenses are comprised substantially of professional fees primarily incident to its reporting requirements.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $28,550 for the nine months ended September 30, 2015. In addition, the Company has a working capital deficiency and stockholders' deficiency of $200,275 at September 30, 2015. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) within the end of the period covered by this Quarterly Report on Form 10-Q and have concluded that as of September 30, 2015, the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

WATCHTOWER, INC.

Dated: November 16, 2015	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: November 16, 2015	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

