Form 10-Q
period 2016-03-31
WATCHTOWER, INC.
filed 2016-05-16
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2016

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

(718) 624-5000

(Issuer's telephone number)

____________________________________________________________

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

The number of shares of the issuer's common stock issued and outstanding as of May 12, 2016 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

CONDENSED BALANCE SHEET

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$-	$2,346

Total Current Assets	-	2,346

Total Assets	$-	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Cash Overdraft	$541	$-
Accrued Expenses	9,400	2,182
Accrued Interest - Related Party	31,355	29,109
Loans Payable - Related Party	180,124	180,124

Total Current Liabilities	221,420	211,415

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(277,220)	(264,869)

Total Stockholders' Deficiency	(221,420)	(209,069)

Total Liabilities and Stockholders' Deficiency	$-	$2,346

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Quarter Ended March 31,
	2016	2015

Net Revenues	$-	$-

Costs and Expenses:
Professional Fees	7,173	7,754
General and Administrative Expenses	2,933	2,627

Total Costs and Expenses	10,106	10,381

Operating Loss	(10,106)	(10,381)

Other Income (Expense):
Interest Expense	(2,245)	(1,851)

Total Other Income (Expense)	(2,245)	(1,851)

Net Loss	$(12,351)	$(12,232)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

4

WATCHTOWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE QUARTER ENDED MARCH 31, 2016

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2015	12,400,000	$1,240	$54,560	$(264,869)	$(209,069)

Net Loss for the quarter ended March 31, 2016	-	-	-	(12,351)	(12,351)

Balance March 31, 2016	12,400,000	$1,240	$54,560	$(277,220)	$(221,420)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(12,351)	$(12,232)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	7,219	7,964
Increase in Accrued Interest - Related Party	2,245	1,851
Net Cash (Used) in Operating Activities	(2,887)	(2,417)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Cash Overdraft	541	49

Net Cash Provided by Financing Activities	541	49

Increase (Decrease) in Cash	(2,346)	(2,368)

Cash – Beginning of Period	2,346	2,368

Cash – End of Period	$-	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

In the opinion of the Company's management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2015 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company had no revenues and incurred a net loss of $12,351 and $12,232 for the three months ended March 31, 2016 and 2015 respectively. In addition, the Company had a working capital deficiency and stockholders' deficiency of $221,420 at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

Loans payable to related party at March 31, 2016 bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company. Interest expense on these loans was $2,245 and $1,851 for the quarter ended March 31, 2016 and March 31, 2015, respectively. As of March 31, 2016 and December 31, 2015, the total outstanding principal was $180,124.

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

In April 2016, the Company borrowed an additional $10,000 on the related party loan payable, increasing the balance owed to $190,124 (See Note 2).

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

For a description of such risks and uncertainties refer to our Annual Report Form 10-K, filed with the Securities and Exchange Commission on March 29, 2016. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 29, 2016. Results for interim periods may not be indicative of results for the full year.

Results of Operations For the three months ended March 31, 2016 compared to the three months ended March 31, 2015

Revenues

The Company did not generate any revenues for the three (3) months ended March 31, 2016 and March 31, 2015.

Total operating expenses

During the three (3) months ended March 31, 2016 and 2015, total operating expenses were $10,106 and $10,381, respectively, which were primarily the result of fees for professional and accounting services associated with fulfilling the Company's SEC reporting requirements. Of the $10,106, $2,933 consisted of general and administrative expenses and the balance of $7,173 consisted of professional fees. As of March 31, 2015, $7,754 consisted of professional fees and the balance of $2,627 consisted of general and administrative expenses.

Net loss

During the three months ended March 31, 2016 and 2015, the net loss was $12,351 and $12,232, respectively.

Liquidity and Capital Resources

Our balance sheet as of March 31, 2016 reflects that the Company has no cash. The Company is a blank check company and does not have any planned operations.

As of March 31, 2016 the company is indebted to a principal shareholder in the principal amount of $180,124. Said amount bears interest at 5% per annum and is payable on demand.  Interest was $2,245 for the period ended March 31, 2016. Currently, the company is indebted to such person in the principal amount of $190,124.

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

Going Concern Consideration

The Company has no planned operations. The Company had no revenues and incurred a net loss of $12,351 and $12,232 for the three months ended March 31, 2016 and 2015 respectively. In addition, the Company has a working capital deficiency and stockholders' deficiency of $221,420 at March 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

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

_______

*Filed herewith.

**Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WATCHTOWER, INC.

Dated: May 16, 2016	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 16, 2016	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

