Form 10-Q
period 2016-06-30
WATCHTOWER, INC.
filed 2016-08-15
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2016

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares of the issuer's common stock issued and outstanding as of August 12, 2016 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

CONDENSED BALANCE SHEET

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$4,796	$2,346

Total Current Assets	4,796	2,346

Total Assets	$4,796	$2,346

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current Liabilities:
Accrued Expenses	$1,295	$2,182
Accrued Interest- Related Party	33,763	29,109
Loans Payable - Related Party	200,124	180,124

Total Current Liabilities	235,182	211,415

Commitments and Contingencies

Stockholders' Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(286,186)	(264,869)

Total Stockholders' Deficiency	(230,386)	(209,069)

Total Liabilities and Stockholders' Deficiency	$4,796	$2,346

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Six Months Ended		For the Quarter Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net Revenues	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	12,423	13,004	5,250	5,250
General and Administrative Expenses	4,240	3,927	1,307	1,300

Total Costs and Expenses	16,663	16,931	6,557	6,550

Operating Loss	(16,663)	(16,931)	(6,557)	(6,550)

Other Income (Expense):
Interest Expense	(4,654)	(3,783)	(2,409)	(1,932)

Total Other Income (Expense)	(4,654)	(3,783)	(2,409)	(1,932)

Net Loss	$(21,317)	$(20,714)	$(8,966)	$(8,482)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

 The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE SIX MONTHS ENDED JUNE 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	12,400,000	$1,240	$54,560	$(264,869)	$(209,069)

Net Loss for the Six Months Ended June 30, 2016	-	-	-	(21,317)	(21,317)

Balance, June 30, 2016	12,400,000	$1,240	$54,560	$(286,186)	$(230,386)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(21,317)	$(20,714)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Accrued Expenses	(887)	10,494
Increase in Accrued Interest-Related Party	4,654	3,783

Net Cash (Used) in Operating Activities	(17,550)	(6,437)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:

Proceeds of Borrowings – Loans Payable Related Party	20,000	10,000

Net Cash Provided by Financing Activities	20,000	10,000

Increase in Cash	2,450	3,563

Cash – Beginning of Period	2,346	2,368

Cash – End of Period	$4,796	$5,931

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

The Company had no revenues and incurred a net loss of $21,317 and $20,714 for the six months ended June 30, 2016 and 2015 respectively. In addition, the Company has a working capital deficiency and stockholders' deficiency of $230,386 at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

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

 The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the six months ended June 30, 2016 the Company borrowed $20,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

 The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

During the quarter ended June 30, 2016 the Company received an additional loan of $20,000 from a related party bringing the total amount owed at June 30, 2016 to $200,124. The loans bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company. Interest expense on these loans was $4,654 and $3,783 for the six months ended June 30, 2016 and June 30, 2015, respectively.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

The Company will not have sufficient funds (unless it is able to raise funds in a private placement) to undertake any operations.

Accordingly, the Company will, in all likelihood, be required to either seek debt or equity financing or obtain funding from third parties, in exchange for which the Company would probably be required to give up a substantial portion of its interest in any acquired product. There is no assurance that the Company will be able either to obtain additional financing or interest third parties in providing funding for the further development, marketing and manufacturing of any products acquired.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable.

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

For the six months ended June 30, 2016 compared to the six months ended June 30, 2015

Revenues

The Company did not generate any revenues for the six months ended June 30, 2016 and June 30, 2015.

Total operating expenses

During the six months ended June 30, 2016, total operating expenses were $16,663 consisting of $12,423 of professional fees and the balance of $4,240 consisted of general and administrative expenses. During the six months ended June 30, 2015, total operating expenses were $16,931, consisting of professional fees of $13,004 and general and administrative expenses of $3,927 associated with fulfilling the Company's SEC reporting requirements.

Net loss

During the six months ended June 30, 2016 and 2015, net loss was $21,317 and $20,714, respectively.

For the three months ended June 30, 2016 compared to the three months ended June 30, 2015

Revenues

The Company did not generate any revenues for the three months ended June 30, 2016 and June 30, 2015.

Total operating expenses

During the three months ended June 30, 2016, total operating expenses were $6,557, consisting of professional fees of $5,250 and general and administrative fees of $1,307. During the three months ended June 30, 2015, total operating expenses were $6,550, consisting of professional fees of $5,250 and general and administrative fees of $1,300 associated with fulfilling the Company's SEC reporting requirements.

Net loss

During the three months ended June 30, 2016 and 2015, net loss was $8,966 and $8,482, respectively.

Liquidity and Capital Resources

As of June 30, 2016, we had $4,796 in cash. The Company is a blank check company and does not have any planned operations.

As of June 30, 2016, loans payable to a related party totaled $200,124, bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. The interest expense on these loans was $4,654 and $3,783 for the six months ended June 30, 2016 and 2015, respectively.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $21,317 for the six months ended June 30, 2016. In addition, the Company has a working capital deficiency and stockholders' deficiency of $230,386 at June 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of June 30, 2016 and have concluded that the disclosure controls and procedures are effective as of such date to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

WATCHTOWER, INC.

Dated: August 15, 2016	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: August 15, 2016	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

