Form 10-Q
period 2016-09-30
WATCHTOWER, INC.
filed 2016-10-28
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2016

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

The number of shares of the issuer's common stock issued and outstanding as of October 28, 2016 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

CONDENSED BALANCE SHEET

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets:
Cash and Cash Equivalents	$6,289	$2,346

Total Current Assets	$6,289	$2,346

Total Assets	$6,289	$2,346

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$1,295	$2,182
Accrued Interest - Related Party	36,316	29,109
Loans Payable - Related Party	215,124	180,124

Total Current Liabilities	252,735	211,415

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(302,246)	(264,869)

Total Stockholders’ Deficiency	(246,446)	(209,069)

Total Liabilities and Stockholders’ Deficiency	$6,289	$2,346

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Nine Months Ended		For the Quarter Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net Revenues	$-	$-	$-	$-

Costs and Expenses:
Professional Fees	15,423	17,004	3,000	4,000
General and Administrative Expenses	14,747	5,658	10,508	1,731

Total Costs and Expenses	30,170	22,662	13,508	5,731

Operating Loss	(30,170)	(22,662)	(13,508)	(5,731)

Other Income (Expense):
Interest Expense	(7,207)	(5,888)	(2,553)	(2,105)

Total Other Income (Expense)	(7,207)	(5,888)	(2,553)	(2,105)

Net Loss	$(37,377)	$(28,550)	$(16,061)	$(7,836)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000	12,400,000	12,400,000

The accompanying notes are an integral part of the financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, December 31, 2015	12,400,000	$1,240	$54,560	$(264,869)	$(209,069)

Net Loss for the Nine Months Ended September 30, 2016	-	-	-	(37,377)	(37,377)

Balance, September 30, 2016	12,400,000	$1,240	$54,560	$(302,246)	$(246,446)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(37,377)	$(28,550)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
(Decrease) in Accrued Expenses	(887)	(2,810)
Increase in Accrued Interest-Related Party	7,207	5,888

Net Cash (Used) in Operating Activities	(31,057)	(25,472)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Cash Overdraft	-	3,104
Proceeds of Borrowings – Loans Payable Related Party	35,000	20,000

Net Cash Provided by Financing Activities	35,000	23,104

Increase (Decrease) in Cash and Cash Equivalents	3,943	(2,368)

Cash and Cash Equivalents – Beginning of Period	2,346	2,368

Cash and Cash Equivalents – End of Period	$6,289	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

On August 10, 2016, the largest shareholder of the Company entered into a non-binding letter of intent pursuant to which such shareholder would sell all of his shares, which represent over 64% of the outstanding common stock of the Company, to an unaffiliated third party. As of the date of filing, no formal agreement has been executed. There can be no assurance that the contemplated agreement will be executed in the near future, if at all.

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

The Company had no revenues and incurred a net loss of $37,377 and $28,550 for the nine months ended September 30, 2016 and 2015 respectively. In addition, the Company has a working capital deficiency and stockholders’ deficiency of $246,446 at September 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the nine months ended September 30, 2016 the Company borrowed $35,000 for working capital purposes from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

The accompanying condensed financial statements do not include any adjustments related to the recoverability or classification of asset-carrying amounts or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loans Payable - Related Party

During the quarter ended September 30, 2016 the Company received an additional loan of $15,000 from a related party bringing the total amount owed at September 30, 2016 to $215,124. The loans bear interest at 5% per annum and are payable on demand. They consist of advances made by an individual who is the principal shareholder of the Company. Interest expense on these loans was $7,207 and $5,888 for the nine months ended September 30, 2016 and September 30, 2015, respectively.

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

For the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015

Revenues

The Company did not generate any revenues for the nine months ended September 30, 2016 and September 30, 2015.

Total operating expenses

During the nine months ended September 30, 2016, total operating expenses were $30,170 consisting of $15,423 of professional fees and general and administrative expenses of $14,747. During the nine months ended September 30, 2015, total operating expenses were $22,662, consisting of professional fees of $17,004 and general and administrative expenses of $5,658 associated with fulfilling the Company's SEC reporting requirements.

Net loss

During the nine months ended September 30, 2016 and 2015, net loss was $37,377 and $28,550, respectively.

For the three months ended September 30, 2016 compared to the three months ended September 30, 2015

Revenues

The Company did not generate any revenues for the three months ended September 30, 2016 and September 30, 2015.

Total operating expenses

During the three months ended September 30, 2016, total operating expenses were $13,508, consisting of professional fees of $3,000 and general and administrative fees of $10,508. During the three months ended September 30, 2015, total operating expenses were $5,731, consisting of professional fees of $4,000 and general and administrative fees of $1,731 associated with fulfilling the Company's SEC reporting requirements.

Net loss

During the three months ended September 30, 2016 and 2015, net loss was $16,061 and $7,836, respectively.

Liquidity and Capital Resources

As of September 30, 2016, we had $6,289 in cash. The Company is a blank check company and does not have any planned operations.

As of September 30, 2016, loans payable to a related party totaled $215,124, bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Sholom Drizin, the principal shareholder of the Company. The interest expense on these loans was $7,207 and $5,888 for the nine months ended September 30, 2016 and 2015, respectively.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $37,377 for the nine months ended September 30, 2016. In addition, the Company has a working capital deficiency and stockholders' deficiency of $246,446 at September 30, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of September 30, 2016 and have concluded that the disclosure controls and procedures are effective as of such date to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

None.

Use of Proceeds

None

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On August 10, 2016, the largest shareholder of the Company entered into a non-binding letter of intent pursuant to which such shareholder would sell all of his shares, which represent over 64% of the outstanding common stock of the Company, to an unaffiliated third party. As of the date hereof, no formal agreement has been executed. There can be no assurance that the contemplated agreement will be executed in the near future, if at all.

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

WATCHTOWER, INC.

Dated: October 28, 2016	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: October 28, 2016	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

