Form 10-K
period 2016-12-31
WATCHTOWER, INC.
filed 2017-03-31
CIK 1407041

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

The number of shares of the issuer's common stock issued and outstanding as of March 28, 2017 was 12,400,000 shares.

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

Holders

As of March 28, 2017 there were 12,400,000 common shares issued and outstanding, which were held by 40 stockholders of record.

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

We did not sell any unregistered securities during the fiscal year ended December 31, 2016.

Purchases of Equity Securities by the Small Business Issuer and Affiliated Purchasers

We have not repurchased any shares of our common stock during the fiscal year ended December 31, 2016.

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

The Company may have to obtain funds in one or more private placements to finance the operation of any acquired business. Persons purchasing securities in these placements and other shareholders will likely not have the opportunity to participate in the decision relating to any acquisition. The Company's proposed business is sometimes referred to as a "blind pool" because any investors will entrust their investment monies to the Company's management before they have a chance to analyze any ultimate use to which their money may be put. Consequently, the Company's potential success is heavily dependent on the Company's management, which will have virtually unlimited discretion in searching for and entering into a business opportunity. It is likely that none of the officers and directors of the Company has had any experience in the proposed business of the Company. There can be no assurance that the Company will be able to raise any funds in private placements. In any private placement, management may purchase shares on the same terms as offered in the private placement.

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

As part of any transaction, the acquired company may require that management or other stockholders of the Company sell all or a portion of their shares to the acquired company, or to the principals of the acquired company. It is anticipated that the sales price of such shares will be lower than the current market price or anticipated market price of the Company's Common Stock. The Company's funds are not expected to be used for purposes of any stock purchase from insiders. The Company shareholders will not be provided the opportunity to approve or consent to such sale. The opportunity to sell all or a portion of their shares in connection with an acquisition may influence management's decision to enter into a specific transaction. However, management believes that since the anticipated sales price will be less than market value, that the potential of a stock sale by management will be a material factor on their decision to enter into a specific transaction.

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

It is anticipated that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of this transaction, the Company may agree to register such securities either at the time the transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market which may develop in the Company's common stock may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368(a)(1) or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, the shareholders of the Company, would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

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

Results of Operations

Years Ended December 31, 2016 and 2015

We did not generate any revenues from operations during the years ended December 31, 2016 and 2015. Total operating costs and expenses during the year ended December 31, 2016 was $46,001 and a net loss of $55,957 as compared to operating costs and expenses of $29,187 and a net loss of $37,344 for the year ended December 31, 2015. Operating expenses for both years consisted entirely of professional, legal and accounting fees relating to our reporting requirements and general and administrative expenses.

Liquidity and Capital Resources

Our balance sheet as of December 31, 2016 reflects that the Company had $3,466 in cash. In addition, the Company had a working capital deficiency and stockholders' deficiency of $265,026 at December 31, 2016.

As of December 31, 2016 and 2015, loans payable to a related party bear interest at 5% per annum and are payable on demand and were $227,624 and $180,124, respectively. Loans consist of advances made by Mayore Management LLC, a company owned 50% by Sholom Drizin, the principal shareholder of the Company. Accrued interest on these loans was $39,065 and $29,109 for the years ended December 31, 2016 and 2015, respectively.

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

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred net losses for the years ended December 31, 2016 and 2015. In addition, the Company had a working capital deficiency and stockholders' deficiency of $265,026 at December 31, 2016. These factors raise substantial doubt about the Company's ability to continue as a going concern.

The financial statements contained herein for the period ending December 31, 2016, have been prepared on a "going concern" basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. For the reasons discussed herein and in the footnotes to our financial statements included herein, there is a significant risk that we will be unable to continue as a going concern. Our audited financial statements included in this Annual Report for the year ended December 31, 2016, contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Item 8. Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Watchtower, Inc.

We have audited the accompanying balance sheets of Watchtower, Inc. (“the Company”) as of December 31, 2016 and 2015, and the related statements of operations, stockholders’ deficiency and cash flows for each of the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Watchtower, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred net losses for the years ended December 31, 2016 and 2015, and at December 31, 2016 has a working capital deficiency and stockholders' deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WOLINETZ, LAFAZAN & COMPANY, P.C.

Rockville Centre, New York

March 31, 2017

F-1

WATCHTOWER, INC.

BALANCE SHEET

	December 31,
	2016	2015

ASSETS
Current Assets:
Cash and Cash Equivalents	$3,466	$2,346

Total Current Assets	3,466	2,346

Total Assets	$3,466	$2,346

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current Liabilities:
Accrued Expenses	$1,803	$2,182
Accrued Interest - Related Party	39,065	29,109
Loan Payable - Related Party	227,624	180,124

Total Current Liabilities	268,492	211,415

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(320,826)	(264,869)

Total Stockholders’ Deficiency	(265,026)	(209,069)

Total Liabilities and Stockholders’ Deficiency	$3,466	$2,346

The accompanying notes are an integral part of these financial statements.

F-2

 WATCHTOWER, INC.

STATEMENT OF OPERATIONS

	For the Year Ended December 31,
	2016	2015

Net Revenues	$-	$-

Costs and Expenses:
Professional Fees	28,173	21,504
General and Administrative Expenses	17,828	7,683

Total Costs and Expenses	46,001	29,187

Operating Loss	(46,001)	(29,187)

Other Income (Expense):
Interest Expense	(9,956)	(8,157)

Total Other Income (Expense)	(9,956)	(8,157)

Net Loss	$(55,957)	$(37,344)
Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

F-3

WATCHTOWER, INC.

STATEMENT OF STOCKHOLDERS' DEFICIENCY

FOR THE YEARS ENDED DECMBER 31, 2016 AND 2015

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2014	12,400,000	$1,240	$54,560	$(227,525)	$(171,725)

Net Loss for the Year Ended December 31, 2015	-	-	-	(37,344)	(37,344)

Balance December 31, 2015	12,400,000	1,240	54,560	(264,869)	(209,069)

Net Loss for the Year Ended December 31, 2016	-	-	-	(55,957)	(55,957)

Balance December 31, 2016	12,400,000	$1,240	$54,560	$(320,826)	$(265,026)

The accompanying notes are an integral part of these financial statements.

F-4

WATCHTOWER, INC.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31,
	2016	2015
Cash Flows from Operating Activities:
Net Loss	$(55,957)	$(37,344)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
(Decrease) in Accrued Expenses	(379)	(835)
Increase in Accrued Interest - Related Party	9,956	8,157

Net Cash (Used) in Operating Activities	(46,380)	(30,022)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Proceeds of Borrowings - Loan Payable -
Related Party	47,500	30,000

Net Cash Provided by Financing Activities	47,500	30,000

Increase (Decrease) in Cash and Cash Equivalents	1,120	(22)
Cash and Cash Equivalents – Beginning	2,346	2,368
Cash and Cash Equivalents – Ending	$3,466	$2,346

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

Fair Value of Financial Instruments

The fair value of the Company’s financial instruments, which consist primarily of cash and cash equivalents, accrued expenses, and loans payable approximate their carrying amounts reported due to their short-term nature.

Recent Accounting Pronouncements

In August 2014, the FASB issued Accounting Standards Update 2014-15 (ASU 2014-15) “Presentation of Financial Statements – Going Concern (Subtopic 205-40).” The amendments in this Update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. This Update had no effect on the Company’s financial position and results of operations for the year ended December 31, 2016.

Management does not believe there would have been a material effect on the accompanying financial statements had any recently issued, but not yet effective, accounting standards been adopted in the current period.

F-7

WATCHTOWER, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - Going Concern

The Company incurred net losses for the years ended December 31, 2016 and 2015, and had a working capital and stockholders' deficiency of $265,026 at December 31, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is attempting to address its lack of liquidity by raising additional funds, either in the form of debt or equity or some combination thereof. During the year ended December 31, 2016, the Company borrowed an additional $47,500 from a related party. There can be no assurances that the Company will be able to raise the additional funds it requires.

NOTE 3 - Loan Payable - Related Party

Loan payable to related party at December 31, 2016 and 2015 bears interest at 5% per annum and is payable on demand. It consists of advances made by Mayore Management LLC, a company owned 50% by Sholom Drizin, who is the principal shareholder of the Company. Interest expense on the loan was $ 9,956 and $8,157 for the years ended December 31, 2016 and 2015, respectively. As of December 31, 2016 and 2015, the total outstanding principal was $227,624 and $180,124, respectively.

F-8

WATCHTOWER, INC.

NOTES TO FINANCIAL STATEMENTS

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

NOTE 5 - Income Taxes

At December 31, 2016, the Company had available net-operating loss carryforwards for Federal tax purposes of approximately $260,650, which may be applied against future taxable income, if any, which expire at various times through 2036. Certain significant changes in ownership of the Company may restrict the future utilization of these tax loss carryforwards.

At December 31, 2016, the Company had a deferred tax asset of approximately $89,000 representing the benefit of its net operating loss carryforwards. The Company has not recognized the tax benefit because realization of the tax benefit is uncertain and thus a valuation allowance has been fully provided against the deferred tax asset. The difference between the Federal Statutory Rate of 34% and the Company's effective tax rate of 0% is due to an increase in the valuation allowance of approximately $19,000 for the year ended December 31, 2016.

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

Item 9A. Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS

Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of the Company's "disclosure controls and procedures" as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Exchange Act as of December 31, 2016, the end of the period covered by this annual report, have concluded that our disclosure controls and procedures were effective to ensure that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, or persons performing similar functions, to allow timely decisions regarding disclosure.

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

The Company's management, including the Company's Chief Executive Officer and Principal Financial Officer assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework in "Internal Control - Integrated Framework" promulgated by the Committee of Sponsoring Organizations of the Treadway Commission, commonly referred to as the "COSO" criteria. Based on the assessment performed, management believes that as of December 31, 2016, the Company's internal control over financial reporting was effective based upon the COSO criteria. Additionally, based on management's assessment, the Company determined that there were no material weaknesses in its internal control over financial reporting as of December 31, 2016.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding the members of our board of directors and our executive officers:

Name	Age	Positions and Offices Held

Menachem M Schneerson	60	Director, Chairman, President and Chief Executive Officer

Shmaya Glick	47	Director, Treasurer, Secretary

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires officers and directors of the Company and persons who own more than ten percent of a registered class of the Company's equity securities to file reports of ownership and changes in their ownership with the Securities and Exchange Commission, and forward copies of such filings to the Company. We believe, based solely on our review of the copies of such forms, that during the fiscal year ended December 31, 2016, all reporting persons complied with all applicable Section 16(a) filing requirements.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table lists, as of March 28, 2017, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 12,400,000 shares of our common stock issued and outstanding as of March 28, 2017. We do not have any outstanding options, warrants or other securities exercisable for or convertible into shares of our common stock. Unless otherwise indicated, the address of each person listed is c/o Watchtower, Inc., 100 Henry Street, Brooklyn, New York 11201.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

As of December 31, 2016 and 2015, loans payable to a related party bear interest at 5% per annum and are payable on demand and were $227,624 and $180,124, respectively. Loans consist of advances made by Mayore Management LLC, a company owned 50% by Sholom Drizin, the principal shareholder of the Company. Accrued interest on these loans was $39,065 and $29,109 for the years ended December 31, 2016 and 2015, respectively.

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

Item 14. Principal Accounting Fees and Services.

Our principal independent accountant is Wolinetz, Lafazan & Company, P.C. Their pre-approved fees billed to the Company are set forth below:

	Fiscal Year Ended December 31, 2016	Fiscal Year Ended December 31, 2015
Audit Fees	$13,200	$13,500
Audit Related Fees	$0	$0
Tax Fees	$0	$0
All Other Fees	$0	$0

As of December 31, 2016, the Company did not have a formal documented pre-approval policy for the fees of the principal accountant. The Company does not have an audit committee. The percentage of hours expended on the principal accountant's engagement to audit our financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountant's full-time, permanent employees was 0%.

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

WATCHTOWER, INC.

Dated: March 31, 2017	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 31, 2017	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: March 31, 2017	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director
(Principal Financial and Accounting Officer)

