Form 10-Q
period 2017-03-31
WATCHTOWER, INC.
filed 2017-05-15
CIK 1407041

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2017

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer,""smaller reporting company" and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares of the issuer's common stock issued and outstanding as of May 15, 2017 was 12,400,000 shares.

PART I

FINANCIAL INFORMATION

Item 1. Financial Statements.

WATCHTOWER, INC.

CONDENSED BALANCE SHEET

	March 31, 2017	December 31, 2016
	(Unaudited)

ASSETS

Current Assets:
Cash and Cash Equivalents	$1,358	$3,466

Total Current Assets	1,358	3,466

Total Assets	$1,358	$3,466

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accrued Expenses	$13,237	$1,803
Accrued Interest - Related Party	41,871	39,065
Loan Payable - Related Party	227,624	227,624
Total Current Liabilities	282,732	268,492

Commitments and Contingencies

Stockholders’ Deficiency:
Preferred Stock, $.0001 par value; 5,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $.0001 par value; 500,000,000 shares authorized, 12,400,000 shares issued and outstanding	1,240	1,240
Additional Paid-In Capital	54,560	54,560
Accumulated Deficit	(337,174)	(320,826)

Total Stockholders’ Deficiency	(281,374)	(265,026)

Total Liabilities and Stockholders’ Deficiency	$1,358	$3,466

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	For the Quarter Ended March 31,
	2017	2016

Net Revenues	$-	$-

Costs and Expenses:
Professional Fees	10,362	7,173
General and Administrative Expenses	3,180	2,933

Total Costs and Expenses	13,542	10,106

Operating Loss	(13,542)	(10,106)

Other Income (Expense):
Interest Expense	(2,806)	(2,245)

Total Other Income (Expense)	(2,806)	(2,245)

Net Loss	$(16,348)	$(12,351)

Basic and Diluted Loss Per Common Share	$(.00)	$(.00)

Weighted Average Common Shares Outstanding	12,400,000	12,400,000

The accompanying notes are an integral part of these financial statements.

4

WATCHTOWER, INC.

CONDENSED STATEMENT OF STOCKHOLDERS’ DEFICIENCY

FOR THE QUARTER ENDED MARCH 31, 2017

(UNAUDITED)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance December 31, 2016	12,400,000	$1,240	$54,560	$(320,826)	$(265,026)

Net Loss for the quarter ended March 31, 2017	-	-	-	(16,348)	(16,348)

Balance March 31, 2017	12,400,000	$1,240	$54,560	$(337,174)	$(281,374)

The accompanying notes are an integral part of these financial statements.

WATCHTOWER, INC.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	For the Quarter Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net Loss	$(16,348)	$(12,351)
Adjustments to Reconcile Net Loss to Net Cash (Used) in Operating Activities:
Changes in Assets and Liabilities:
Increase in Accrued Expenses	11,434	7,219
Increase in Accrued Interest - Related Party	2,806	2,245
Net Cash (Used) in Operating Activities	(2,108)	(2,887)

Cash Flows from Investing Activities:	-	-

Cash Flows from Financing Activities:
Cash Overdraft	-	541

Net Cash Provided by Financing Activities	-	541

(Decrease) in Cash	(2,108)	(2,346)

Cash – Beginning of Period	3,466	2,346

Cash – End of Period	$1,358	$-

Supplemental Disclosures of Cash Flow Information:
Interest Paid	$-	$-
Income Taxes Paid	$-	$-

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

In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the information set forth therein. These financial statements are condensed and therefore do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. These condensed financial statements should be read in conjunction with the Company's December 31, 2016 audited financial statements and notes thereto included in the annual report on Form 10-K as of such date.

Results of operations for interim periods are not necessarily indicative of the results of operations for a full year.

The Company had no revenues and incurred a net loss of $16,348 and $12,351 for the three months ended March 31, 2017 and 2016 respectively. In addition, the Company has a working capital deficiency and stockholders' deficiency of $281,374 at March 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

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

WATCHTOWER, INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - Loan Payable - Related Party

Loan payable to related party at March 31, 2017 bears interest at 5% per annum and is payable on demand. It consists of advances made by Mayore Management LLC, a company owned 50% by Sholom Drizin, who is the principal shareholder of the Company. Interest expense on the loan was $2,806 and $2,245 for the periods ended March 31, 2017 and March 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, the total outstanding principal was $227,624.

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

NOTE 4 – Subsequent Events

The Company has evaluated subsequent events through the date the financial statements were issued and up to the time of filing with the Securities and Exchange Commission.

During April and May 2017, the Company borrowed an additional $20,000 on the related party loan payable, increasing the balance owed to $247,624 (See Note 2).

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

For a description of these risks and uncertainties, refer to our annual report on Form 10-K, filed with the Securities and Exchange Commission on March 31, 2017. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

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

Results of Operations

The following discussion should be read in conjunction with the condensed financial statements and in conjunction with the Company's Form 10-K filed on March 31, 2017. Results for interim periods may not be indicative of results for the full year.

For the three months ended March 31, 2017 compared to the three months ended March 31, 2016

Revenues

The Company did not generate any revenues for the three months ended March 31, 2017 and March 31, 2016.

Total operating expenses

During the three months ended March 31, 2017, total operating expenses were $13,542 consisting of $10,362 of professional fees and general and administrative expenses of $3,180. During the three months ended March 31, 2016, total operating expenses were $10,106, consisting of professional fees of $7,173 and general and administrative expenses of $2,933 associated with fulfilling the Company's SEC reporting requirements.

Net loss

During the three months ended March 31, 2017 and 2016, net loss was $16,348 and $12,351, respectively.

Liquidity and Capital Resources

As of March 31, 2017, we had $1,358 in cash. The Company is a blank check company and does not have any planned operations.

As of March 31, 2017, loans payable to a related party totaled $227,624, bear interest at 5% per annum and are payable on demand. Loans consist of advances made by Mayore Management LLC, a company owned 50% by Sholom Drizin, who is the principal shareholder of the Company. The interest expense on these loans was $2,806 and $2,245 for the three months ended March 31, 2017 and 2016, respectively.

During April and May 2017, the Company borrowed an additional $20,000 on the related party loan payable, increasing the balance owed to $247,624.

The focus of our efforts is to acquire or develop an operating business. Despite no active operations at this time, management intends to continue in business and has no intention to liquidate the Company. We have considered various business alternatives including the possible acquisition of an existing business, but to date have found possible opportunities unsuitable or excessively priced. We do not contemplate limiting the scope of our search to any particular industry. Management has considered the risk of possible opportunities as well as their potential rewards. Management has invested time evaluating several proposals for possible acquisition or combination; however, none of these opportunities were pursued. We presently own no real property and at this time have no intention of acquiring any such property. Our primary expected expenses are comprised substantially of professional fees primarily incident to our reporting requirements.

We may have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern Consideration

The Company has not commenced planned principal operations. The Company had no revenues and incurred a net loss of $16,348 for the three months ended March 31, 2017. In addition, the Company has a working capital deficiency and stockholders' deficiency of $281,374 at March 31, 2017. These factors raise substantial doubt about the Company's ability to continue as a going concern. There can be no assurance that sufficient funds will be generated during the next year or thereafter from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital could force the Company to curtail or cease operations and would, therefore, have a material adverse effect on our business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

A smaller reporting company, as defined by Item 10 of Regulation S-K, is not required to provide the information required by this item.

Item 4(T). Controls and Procedures.

Disclosure Controls and Procedures

Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the United States Securities and Exchange Commission. Our principal executive officer and principal financial and accounting officer have reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13(a)-15(e) and 15(d)-15(e)) as of March 31, 2017 and have concluded that the disclosure controls and procedures are effective as of such date to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner.

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

WATCHTOWER, INC.

Dated: May 15, 2017	By:	/s/ Menachem M. Schneerson
	Name:	Menachem M. Schneerson
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

Dated: May 15, 2017	By:	/s/ Shmaya Glick
	Name:	Shmaya Glick
	Title:	Treasurer, Secretary and Director (Principal Financial and Accounting Officer)

